Form 10-K
period 1996-12-31
BAGDAD CHASE INC
filed 1997-04-15
CIK 9128

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10K

             Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

                  For the Fiscal Year Ended December 31, 1996

                            Commission File #07883


                              BAGDAD CHASE, INC.
            (Exact Name of Registrant as Specified in its Charter)

--------------------------------------------------------------------------------

State of Incorporation:  Nevada                            I.R.S. I.D. 95-236978

Address of Principal Executive Office:  359 San Miguel Dr., Suite 203
                                        Newport Beach, CA 92660

Registrant's Telephone Number including Area Code:  (714) 644-4633

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: $1.00 par value common stock. Currently not registered with any exchange.

Shares of common stock issued and outstanding on December 31, 1995: 1,689,921 Number of Shareholders: 583

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing
requirements for the past ninety (90) days.  X  Yes      No
                                            ---      ---

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

CURRENT DISCLOSURE REQUIREMENTS COVERING THE BUSINESS, LEASES, PROPERTIES, LEGAL
--------------------------------------------------------------------------------
PROCEEDINGS AND BENEFICIAL OWNERSHIP.
-------------------------------------

1.   BUSINESS:

The Registrant was organized as a Nevada corporation in November 1926. The name originally was Pacific Mines and Metals, Inc. In May, 1968, there was a merger of three (3) corporations: Gold Ore Mining Company, an Arizona Corporation, Crown Oil Company, a Utah Corporation and Pacific Mines and Metals, Inc. Registrant was the surviving corporation. On May 16, 1968, the name was changed to Bagdad Chase, Inc.

The Registrant was originally formed to acquire mining property in the Western States, namely California, Nevada and Idaho. The Registrant's property consists of the following:

(1) The BAGDAD CHASE MINE consisting of twenty-six patented claims located eight miles south of Ludlow, California in the Stedman Mining District. Ludlow is fifty miles east of Barstow, California on Highway 40. The property can be reached by a dirt road from Ludlow. Roadsigns indicate the direction of the mine. Additionally Bagdad Chase, Inc. controls 31 Stedman District placer claims.

(2) The GOLDEN ANCHOR MINE is located in the Marshall Lake Mining District in Idaho County, Idaho. It consists of six patented claims and forty-six unpatented claims. It is located three and a half miles south of the Salmon River, fifty miles north of McCall, and thirty-five miles southeast of Riggins. The mine can also be reached on a road from McCall via Burgdoff, a distance of forty-nine miles, or from Riggins along the Salmon River to Cary Creek Road.

(3) The ORO BELLE MINE is located in the Eastern part of San Bernardino County, California. It consists of three patented claims. The mine can be reached by taking Interstate Highway 15 (between Baker, California and Las Vegas, Nevada) to Nipton, turning south on Highway 68 onto the Hart Mining road to Ivanpah, then, onto a partially paved and partially dirt road approximately seven miles.

All of these mines contain gold mineralization. BAGDAD CHASE MINE also contains copper and minor silver mineralization. Between 1988 and 1992 Bagdad Chase, Inc. expended a quarter of a million dollars on the GOLDEN ANCHOR MINE in an effort to re-open the mine, survey and perfect additional unpatented mining claims and complete the assessment work. The ORO BELLE MINE is currently leased to Viceroy Resources Corporation which is actively mining it. After the Bagdad Chase lease with United States Oil & Mineral Corporation was terminated by court order, an agreement was approved by Bagdad Chase, Inc.'s Board of Directors and Shareholders (the latter approval was at the June 12, 1993 annual meeting) to grant to United States Oil & Mineral Corporation or a qualified third party located by United

States Oil & Mineral Corporation a sale/option to all of Company's Stedman Mining District patents and claims for $3,500,000. United States Oil & Mineral Corporation did not make any of its payments and Thomas S. Hudspeth, Esq. the arbitrator designated by the Appeals Court would not resolve the matter or make findings of fact that any interests of United States Oil & Mineral Corporation have expired because the escrow company selected by United States Oil & Mineral Corporation will not release any of the documents. The Board has approved of the filing of additional litigation to compel the release of the documents so that Bagdad Chase will have complete control over its properties.

2.   PROPERTIES:  Op. Cit. (Item 1. above).
                  --------

3.   LEGAL PROCEEDINGS:  Op. Cit. (first of this page).

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY:

As earlier referenced at the June 12, 1993 annual meeting of Shareholders, the shareholders approved granting to United States Oil & Mineral Corporation or a qualified third party located by United States Oil & Mineral Corporation a sale/option to all of Company's Stedman Mining District patents and claims for $3,500,000, as earlier discussed herein.

                                    PART II

5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

There has been no market made since 1976.  No dividends have been paid.

6.   SELECTED FINANCIAL DATA:

                         Year Ended December 31, 1996

                               1996      1995      1994      1993      1992
Gross operating revenue       19,130     6,000     6,000     6,104     7,629

Net income (loss)            (70,261)  (17,566)  (46,045)  (51,545)  (73,981)

Net income (loss) per
 common share                   (.04)     (.01)     (.03)     (.03)     (.04)

Cash dividends per
 common share                      -         -         -         -         -

Financial position at year
 end:

 Total assets                 86,341   156,603   174,169   220,369   273,718

 Long-term obligations             0         0         0       155       155


7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS:

In 1996 the principal activity was the commencement of mining of the mine under the control of Viceroy Resources Corporation. As the holder of the lease agreement on the ORO BELLE property in the Castle Mountain District of eastern San Bernardino County, California, has been profitably operating its vast mining properties at a low cash cost of $179 per ounce while realizing a gold price of $360.

No effort was extended nor further funds expended on the GOLDEN ANCHOR property except for necessary claim maintenance.

8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

                                   PART III

9.  OFFICERS AND DIRECTORS OF THE REGISTRANT:

NAME OF DIRECTOR      AGE    YEAR FIRST ELECTED    TERM EXPIRES   POSITION
----------------      ---    ------------------    ------------   --------
Lee Bernard           82           1985                 (*)       Board Chair
Kermit Skeie          82           1981                 (*)
Phillip J. Buller     48           1974                 (*)       President
Paul W. Buller        50           1985                 (*)
George Rodda, Jr.     66           1987                 (*)       Secretary/CFO

(*) next meeting of Shareholders

10.  MANAGEMENT REMUNERATION AND TRANSACTIONS:

The following table and the accompanying notes show the remuneration paid by Company during the year ending December 31, 1995 to all officers and directors. No executive officer or director received remuneration exceeding $60,000 during 1995, and no officer or director received contingent remuneration.


NAME                             CAPACITY                   CASH COMPENSATION
----                             --------                   -----------------
Lee Bernard            Board Chair                               $200.00
Kermit Skeie           Director                                   200.00
Phillip J. Buller      President                                  687.50
Paul W. Buller         Director                                   375.00
George Rodda, Jr.      Secretary/Chief Financial Officer          427.00

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

NAME AND OCCUPATION                          DIRECTOR SINCE   COMMON STOCK OWNED
-------------------                          --------------   ------------------
Phillip J. Buller                                 1974             53,647
 Contractor
Kermit Skeie                                      1981             39,000
 Management Engineering Consultant
H. Lee Bernard                                    1984             24,230
 Retired (Served 4 terms during 1970's)
Paul W. Buller                                    1985             45,598
 Pilot (Served 2 terms during 1980's)
George Rodda, Jr.                                 1987             30,707
 Attorney

Other beneficial owners with more than 5% of shares:
Elizabeth D. Murphy (Aggregate)                                   212,882

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

None

                                    PART IV

13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K:

A.   1.  Financial Statements

The following financial statements of Bagdad Chase, Inc. are herewith included.

                                                                          Page
                                                                          ----
Report of Independent Auditor                                               7
Balance Sheets - December 31, 1996 and 1995                                 8
Statement of Income - years Ended December 31, 1996 and 1995                9
Statement of Changes in Stockholders' Equity                               10
Statements of Cash Flows - years Ended December 31, 1996 and 1995          11
Notes to Financial Statements                                              12
Notes to Financial Statements                                              13
Notes to Financial Statements                                              14

B.   1.  There were no Reports on Form 8K during 1996

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10 K

                     FOR THE YEAR ENDING DECEMBER 31, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report, on its behalf by the Undersigned, thereunto duly authorized.

Dated:  April 1, 1997



                                        BAGDAD CHASE, INC.
                                        a Nevada corporation





                                        By /s/ Phillip Buller
                                           ----------------------------
                                           PHILLIP BULLER, President



                                        By /s/ George Rodda, Jr.
                                           ----------------------------
                                           GEORGE RODDA, JR., Secretary
                                           Chief Financial Officer

(SEAL)