Form 10-Q
period 1997-03-31
BAGDAD CHASE INC
filed 1997-06-11
CIK 9128

                      [LETTERHEAD OF BAGDAD CHASE, INC.]


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.


                     For the Quarter Ended March 31, 1997

                            Commission File #07883



                              BAGDAD CHASE, INC.
================================================================================
            (Exact Name of Registrant as Specified in its Charter)

State of Incorporation:  NEVADA                I.R.S. I.D. 95-236978

Address of Principal Executive Office:   359 SAN MIGUEL DR., SUITE 203
                                         NEWPORT BEACH, CA 92660

Registrants Telephone Number including Area Code:  (714) 644-4633

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: $1.00 PAR value common stock. Currently not registered with any exchange.

Shares of common stock issued and outstanding on September 30, 1994:
                    1,689,921 NUMBER OF SHAREHOLDERS: 582.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the past ninety (90) days.
 X  YES     No
---     ---

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                   PART TWO

Current disclosure requirements covering the business, leases, properties, legal proceedings and beneficial ownership.

1.  Legal Proceedings:

The litigation, referenced in the 1995-10 K report, involving winding up the Company's option granted to United States Oil & Mineral Corporation is still pending.

2.  No Change in Securities:
    (a) No increase in amount of securities
    (b) No decrease in amount of securities

3.  No Defaults in Senior Securities

4.  Submission of Matters to a Vote of Security Holders:  Not applicable

5. Other Material Events: The Castle Mountain/Viceroy Resource Corporation joint venture project which involves a 1% net smelter return to Bagdad Chase for mining of its 3 patented claims continues production, and produced 29,469 oz. of Gold during this quarter. Amounts of precious metals which have not been recovered from the Refiners in favor of Company include 498.545 oz of gold and
365.441 oz of silver. A "commingling" agreement is being prepared better to coordinate Company's royalty payments from the Castle Mountain project.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The principal activity to date has been attempting to wind up any remaining issues regarding the Stipulated Judgment on Appeal by which United States Oil and Mineral, Inc., is to forego any interest in Company's property because it did not timely exercise its right to purchase all of Company's rights in the Stedman Mining District, including the Bagdad Chase mine for $3.5 million.

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.

                              BAGDAD CHASE, INC.
                 COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                         AS OF MARCH 31, 1997 AND 1996

                                                             Increase or
                             Quarter Ended March 31           (Decrease)
                             -------------------------------------------
                             1996         1997
Current Assets

 Cash in Bank                $  4,107     $   906                 (3,201)
   Investments                 37,500      22,950                (14,550)
 Other current assets           1,500           0                 (1,500)
   Income tax receivable
  from 1996 loss carry over         0           0                      0
      Total Current Assets     43,107      23,856                (19,251)


Fixed Assets

 Mining Properties
 Equipment & Fixtures          60,414      59,541                   (873)
 Golden Anchor Dev. Cost


Other Assets

 Deposits                       1,500           0                 (1,500)
 Deferred Tax Benefit               0           0                      0

      Total Other Assets        1,500           0                 (1,500)

      TOTAL ASSETS            105,021      83,397                (21,624)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                              BAGDAD CHASE, INC.
                 COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                         AS OF MARCH 31, 1997 AND 1996

                                                             Increase or
                             Quarter Ended March 31           (Decrease)
                             -------------------------------------------
                             1996         1997
LIABILITIES AND CAPITAL

Current Liabilities

  Accounts Payable           $      155   $     182                     27
  Accrued Income Taxes                0           0                      0

  Total Current Liabilities  $      155   $     182                     27

Long Term Liabilities        $        0           0                      0

  Deferred Income Taxes               0           0                      0

      TOTAL LIABILITIES      $      155   $     182                     27

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94        1,689,921    1,689,921                     0

Paid in Capital
 (below par)                 (1,396,461)  (1,396,461)                    0

  Retained Earnings
   - Beginning                 (136,857)    (207,119)               70,262

  TOTAL LIABILITIES
   & CAPITAL                    156,603       86,341                70,262

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                              BAGDAD CHASE, INC.
                 COMPARATIVE STATEMENT OF INCOME AND EXPENSE
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                             Increase or
                             Quarter Ended MARCH 31           (Decrease)
                             -------------------------------------------
                             1996         1997
REVENUE                      $  1,500           0                 (1,500)

Less Operating Expense:

  Administration & Travel           0           0                      0
  Depreciation                    848         873                     25
  Director's Fees                   0           0                      0
  Golden Anchor Costs               0           0                      0
  Stedman Placer Costs              0           0                      0
  Miscellaneous                     0           0                      0
  Office Expense                    0           0                      0
  Leasehold Rent                    0           0                      0
  Professional Fees               150         600                    450
  Taxes & Licenses                275         810                    535
  Telephone                         0           0                      0
                                1,273       2,283                  1,010
                             -----------------------------------------------

INCOME (LOSS) before
Income Tax provision          (17,566)    (70,261)               (52,695)

Provision for Income Tax            0           0                      0

NET INCOME (LOSS)             (17,566)    (70,261)               (52,695)
                             -----------------------------------------------


                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10 Q

                     FOR THE QUARTER ENDING MARCH 31, 1997


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report, on its behalf by the Undersigned, thereunto duly authorized.

                               BAGDAD CHASE, INC.
                              a Nevada corporation



                           /s/ Phillip J. Buller
                           ----------------------------
                           PHILLIP J. BULLER, PRESIDENT

(SEAL)


                           /s/ George Rodda, Jr.
                           ----------------------------
                           GEORGE RODDA, JR., Secretary,
                           Chief Financial Officer