Form 10-Q
period 1997-06-30
BAGDAD CHASE INC
filed 1997-08-05
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended June 30, 1997

                       Commission File #07883



                     BAGDAD CHASE, INC.
================================================================
===========
        (Exact Name of Registrant as Specified in its Charter)

State of Incorporation:  Nevada               I.R.S. I.D.
95-236978

Address of Principal Executive Office:  359 San Miguel Dr.,
Suite 203
                                        Newport Beach, CA 92660

Registrants Telephone Number including Area Code: 714) 644-4633

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
$1.00 par value
common stock.  Currently not registered with any exchange.

Shares of common stock issued and outstanding on September 30, 1994:
              1,689,921 Number of Shareholders:  582.

The registrant has filed all reports required to be filed by
Section 13 or
15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the past ninety (90) days. _X_ Yes ___ No

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                PART TWO

Current disclosure requirements covering the business, leases, properties, legal proceedings and beneficial ownership.

1.  Legal Proceedings:

The litigation, referenced in the 1994-10 K report, involving Appeals Court arbitrator's findings of facts winding up the Company's option granted to
United States Oil & Mineral Corporation is still pending.  On
Motion by
Bagdad Chase, the matter has been assigned for arbitration with, Thomas S.
Hudspeth.

2.  No Change in Securities:
    (a) No increase in amount of securities
    (b) No decrease in amount of securities

3.  No Defaults in Senior Securities

4.  Submission of Matters to a Vote of Security Holders:  N/A

5. Other Material Events: The Castle Mountain joint venture referenced in
1st qrtr 10 Q report continues production. On May 6, 1997, authorization was granted for the sale and wire transfer of the proceeds of 20 oz Gold.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations:

The principal activity to date has been attempting to resolve remaining issues regarding the Settlement Agreement by which United States Oil and
Mineral, Inc. was granted a right to purchase all of Company's rights in the Stedman Mining District, including the Bagdad Chase mine for $3.5 million and did not timely exercise its option or make any of the payments required thereunder.

No effort was extended nor further funds expended on the Golden
Anchor
property or the Stedman Mining District claims except for necessary claim maintenance.

Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County,
California, continues highly profitable pouring of gold bars during the second 3 months of 1997 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 1996 AND 1997


Increase or
                             Quarter Ended June   30
(Decrease)

---------------------------------------
                             1996        1997
Current Assets

  Cash in Bank             $  2,320   $   1,284         (1,036)

  Investments                33,070      22,950
(10,120)
  Other current assets        1,500         0           (1,500)
  Income tax receivable         0           0              0
  from 1995 loss carry over
     Total Current Assets    36,890      24,234
(12,656)

Fixed Assets

  Mining Properties
  Equipment & Fixtures       60,414      59,541          (873)

  Golden Anchor Dev. Cost



Other Assets

  Deposits                     3,838       0            (3,838)

  Deferred Tax Benefit           0         0                0

     Total Other Assets        1,500       0            (1,500)

     TOTAL ASSETS            101,142     83,775
(17,367)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 1996 AND 1997







Increase or
                               Quarter Ended June  30
(Decrease)

--------------------------------------
                               1996      1997
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0

   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0


Long Term Liabilities        $   0     $   0                 0


   Deferred Income Taxes     $   0     $   0                 0


     TOTAL LIABILITIES       $   0     $   0                 0


CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
    - Beginning            (119,290 ) (207,119 )            0



   TOTAL LIABILITIES
     & CAPITAL               101,142   86,341
(14,801)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                             (UNAUDITED)

Increase or
                               Quarter Ended June  30
(Decrease)

------------------------------------
                                1996      1997

REVENUE                     $  3,838     6,818         2,980

Less Operating Expense:

  Administration & Travel         42        0             42

  Depreciation                   530       530            0

  Director's Fees              2,016       600         (1,416)
  Golden Anchor Costs          1,637        0           1,637
  Stedman Placer Costs            0         0             0
  Miscellaneous                  266     1,569          1,303
  Office Expense               1,500     1,500            0
  Leasehold Rent                  0         0             0
  Professional Fees            5,032        0          (5,032)
  Taxes & Licenses             1,231     1,044         ( 187 )
  Telephone                      230       186         (  44 )

                              12,484     5,429         (7,055)
                              --------------------------------
INCOME (LOSS) before
Income Tax provision          (8,646)    1,389         (7,257)



Provision for Income Tax           0        0             0


NET INCOME (LOSS)             (8,646)    1,389         (7,252)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING JUNE 30, 1997

Pursuant to the requirements of the Securities and Exchange Act of
1934, the registrant has duly caused this report, on its behalf by the
Undersigned, thereunto duly authorized.


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------

                        PHILLIP J. BULLER, PRESIDENT




(SEAL)
                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer

[ARTICLE]     5

[PERIOD-TYPE]                     3-MOS                    3-MOS
[FISCAL-YEAR-END]                 DEC-31-1997
DEC-31-1997
[PERIOD-START]                         APR-01-1997
APR-01-1996
[PERIOD-END]                      JUN-30-1997
JUN-30-1996
[CASH]                                  1,284
 2,320
[SECURITIES]                           22,950
37,500
[RECEIVABLES]                               0
 1,500
[ALLOWANCES]                                0
     0
[INVENTORY]                                 0
     0
[CURRENT-ASSETS]                       24,234
36,890
[PP&E]                                      0
     0
[DEPRECIATION]                                   0
          0
[TOTAL-ASSETS]                              83,775
    101,142
[CURRENT-LIABILITIES]                       0
    0
[BONDS]                                     0
    0
[PREFERRED-MANDATORY]                       0
    0
[PREFERRED]                                 0
    0
[COMMON]                            1,379,562
1,379,562
[OTHER-SE]                            207,119
136,857
[TOTAL-LIABILITY-AND-EQUITY]           86,341
101,142
[SALES]                                     0
    0
[TOTAL-REVENUES]                            0
 1,500
[CGS]                                       0
    0
[TOTAL-COSTS]                               0
    0
[OTHER-EXPENSES]                        5,429
12,484
[LOSS-PROVISION]                            0
    0
[INTEREST-EXPENSE]                          0
    0
[INCOME-PRETAX]                         1,389
(8,646)
<INCOME TAX>                                0
    0
[INCOME-CONTINUING]                              0
         0
[DISCONTINUED]                                   0
         0
[EXTRAORDINARY]                             0
    0
[CHANGES]                                        0
         0
[NET-INCOME]                            1,389
(8,646)
[EPS-PRIMARY]                           (.04)
 (.01)
[EPS-DILUTED]                               0
    0