Form 10-Q
period 1997-09-30
BAGDAD CHASE INC
filed 1997-11-03
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended SEPTEMBER 30, 1997

                       Commission File #07883



                             BAGDAD CHASE, INC.
===========================================================================
        (Exact Name of Registrant as Specified in its Charter)

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

5. Other Material Events: The Castle Mountain joint venture referenced in 1st qrtr 10 Q report continues production. On Aug 28, 1997, authorization was granted for the sale and wire transfer of the proceeds of 50 oz Gold.

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

Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County,
California, continues pouring of gold bars during the third 3 months of 1997 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 1996 AND 1997

                                                         Increase or
                             Quarter Ended SEPTEMBER 30 (Decrease)
                             ---------------------------------------
                             1996        1997
Current Assets

  Cash in Bank             $  6,613   $   2,126         (4,487)
  Investments                33,070      22,950         (10,120)
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1995 loss carry over
     Total Current Assets    39,683      25,076         (14,607)

Fixed Assets

  Mining Properties
  Equipment & Fixtures       60,414      59,541          (873)
  Golden Anchor Dev. Cost


Other Assets

  Deposits                    15,292     25,857            983
  Deferred Tax Benefit           0         0                0

     Total Other Assets          0         0                0

     TOTAL ASSETS            115,389    110,474         ( 4,915)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 1996 AND 1997






                                                          Increase or
                               Quarter Ended SEPTEMBER  30  (Decrease)
                               --------------------------------------
                               1996      1997
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

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

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended SEPTEMBER 30   (Decrease)
                               ------------------------------------
                                1996      1997

REVENUE                     $ 15,292    25,857        10,565

Less Operating Expense:

  Administration & Travel         41       242           201
  Depreciation                   530       530            0
  Director's Fees                 0        856           856
  Golden Anchor Costs          4,600     4,600            0
  Stedman Placer Costs         3,100       0           (3,100)
  Miscellaneous                   16    11,637         11,621
  Office Expense               1,500     1,500            0
  Leasehold Rent                  0         0             0
  Professional Fees            1,846     5,000          3,154
  Taxes & Licenses             1,478       600           878
  Telephone                      150        0          ( 150 )
                              13,261    24,965         11,704
                              --------------------------------
INCOME (LOSS) before
Income Tax provision           2,031       892         (1,139)


Provision for Income Tax           0        0             0


NET INCOME (LOSS)              2,031       892         (1,139)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING SEPTEMBER 30, 1997

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


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------
                        PHILLIP J. BULLER, PRESIDENT




(SEAL)
                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                      3-MOS                    3-MOS
[FISCAL-YEAR-END]                  DEC-31-1997              DEC-31-1997
[PERIOD-START]                     JUL-01-1997              JUL-01-1996
[PERIOD-END]                       SEP-30-1997              SEP-30-1996
[CASH]                                   2,126                    6,613
[SECURITIES]                            22,950                   33,070
[RECEIVABLES]                                0                        0
[ALLOWANCES]                                 0                        0
[INVENTORY]                                  0                        0
[CURRENT-ASSETS]                        25,076                   39,683
[PP&E]                                       0                        0
[DEPRECIATION]                               0                        0
[TOTAL-ASSETS]                         110,474                  115,389
[CURRENT-LIABILITIES]                        0                        0
[BONDS]                                      0                        0
[PREFERRED-MANDATORY]                        0                        0
[PREFERRED]                                  0                        0
[COMMON]                             1,379,562                1,379,562
[OTHER-SE]                             207,119                  136,857
[TOTAL-LIABILITY-AND-EQUITY]           110,474                  115,389
[SALES]                                      0                        0
[TOTAL-REVENUES]                             0                        0
[CGS]                                        0                        0
[TOTAL-COSTS]                                0                        0
[OTHER-EXPENSES]                        24,965                   13,261
[LOSS-PROVISION]                             0                        0
[INTEREST-EXPENSE]                           0                        0
[INCOME-PRETAX]                            892                    2,031
<INCOME TAX>                                 0                        0
[INCOME-CONTINUING]                          0                        0
[DISCONTINUED]                               0                        0
[EXTRAORDINARY]                              0                        0
[CHANGES]                                    0                        0
[NET-INCOME]                               892                    2,031
[EPS-PRIMARY]                            (.04)                    (.01)
[EPS-DILUTED]                                0                        0