Form 10-K
period 1997-12-31
BAGDAD CHASE INC
filed 1998-01-22
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                             FORM 10K

          Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934.

             For the Fiscal Year Ended December 31, 1997

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

                             PART II

5.  Market for the Registrant's Common Equity and Related Stockholder
    Matters:
There has been no market made since 1976.  No dividends have been paid.

6.  Selected Financial Data:

                             Year  Ended  December 31, 1996

                          1997     1996     1995    1994     1993
Gross operating revenue  32,675   19,130   6,000    6,000    6,104

Net income (loss)       (21,861) (70,261) (17,566) (46,045) (51,545)

Net income (loss) per
 common share             (.02)    (.04  )  (.01)    (.03)   (.03)

Cash dividends per         -          -       -       -        -
 common share

Financial position at year end:
 Total assets             64,471  86,341  156,603  174,169  220,369


 Long-term obligations       0      0         0       0        155


7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
In 1997 the principal activity was the continued mining of the mine under the control of Viceroy Resources Corporation. As the holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County, California, has been profitably operating its vast mining properties at a low cash cost of $179 per ounce while realizing a gold price of approximately $400.

No effort was extended nor further funds expended on the Golden Anchor property except for necessary claim maintenance.

8.  Disagreements on Accounting and Financial Disclosure:

None.

                             PART III

9.  Officers and Directors of the Registrant:


Name of Director Age   Year First Elected   Term expires        Position
Lee Bernard       82        1985              (*)            Board Chair
Kermit Skeie      82        1981              (*)
Phillip J. Buller 48        1974              (*)            President
Paul W. Buller    50        1985              (*)
George Rodda, Jr. 66        1987               (*)           Secretary/CFO
(*) next meeting of Shareholders


10.  Management Remuneration and Transactions:
The following table and the accompanying notes show the remuneration paid by Company during the year ending December 31, 1997 to all officers and directors. No executive officer or director received remuneration exceeding $60,000 during 1997, and no officer or director received contingent remuneration.


Name                Capacity                      Cash compensation
Lee Bernard         Board Chair                       $ 200.00
Kermit Skeie        Director                              0.00
Phillip J. Buller   President                         1,056.00
Paul W. Buller      Director                              0.00
George Rodda, Jr.   Secretary/Chief Financial Officer   200.00

11.  Security Ownership of Certain Beneficial Owners and Management:


Name and Occupation        Director Since     Common Stock Owned
Phillip J. Buller               1974                53,647
   Contractor
Kermit Skeie                    1981                39,000
   Management Engineering Consultant
H. Lee Bernard                  1984                24,230
   Retired (Served 4 terms during 1970's)
Paul W. Buller                  1985                45,598
   Pilot (Served 2 terms during 1980's)
George Rodda, Jr.               1987                30,707
   Attorney
Other beneficial owners with more than 5% of shares:
Elizabeth D. Murphy (Aggregate)                    212,882


12.  Certain Relationships and Related Transactions:

None

                               PART IV

13.  Exhibits, Financial Statement Schedules, and Reports on Form 8K:

[ARTICLE] 5

A.   Unaudited Profit and Loss

     Ordinary Income/Expense                 JAN - DEC '97
          Expense
               EDGAR DISC                         40.56
               SVC CHRG                           15.50
               PROP TAX                           92.68
               MOTION COPIES                      25.34
               MOTION FEE                         14.00
               DIRECTORS EXPENSE                 483.53
               SEC FILING FEES                 1,755.55
               CORP. STM. FILING                  10.00
               DIRECTOR'S FEES                 1,456.25
               INSURANCE                       1,636.88
               LICENSES/PERMITS                  277.00
               PROFESSIONAL FEES
                    STOCK TRANSFER      35.00
                    ACCOUNTING       3,929.95
                    LEGAL FEES       5,214.56
               TOTAL PROFESSIONAL FEES         9,179.51
               RENT                            5,500.00
               TAXES
                    PROPERTY                     396.84
                    STATE                        800.00
               TOTAL TAXES                     1,196.84
               TELEPHONE                         186.14
          TOTAL EXPENSE                       21,869.78

          NET INCOME                         -21,869.78



B.   UNAUDITED BALANCE SHEET                 DEC 31, 1997
     ASSETS
          CURRENT ASSETS
               CHECKING                           56.46
               TOTAL                              56.46
               OTHER CURRENT ASSETS
                    MARKETABLE SECURITIES     83,086.00
                    ALLOWANCE FOR COST       -60,136.00
               TOTAL OTHER CURRENT ASSETS     22,950.00

          TOTAL CURRENT ASSETS                23,006.46

          FIXED ASSETS
               FIELD EQUIP.
                    ORIGINAL COST              9,495.00
                    DEPRECIATION             - 9,495.00
               TOTAL                               0.00
               MACHINERY
                    ORIGINAL COST              2,178.00
                    DEPRECIATION             - 2,178.00
               TOTAL                               0.00

               MINE DEVELOPMENT COST
                    ORIGINAL COST             38,707.00
                    OTHER COST                14,600.00
               TOTAL MINE DEVELOPMENT COST    53,307.00

               TOTAL NON-PRODUCING MINES      20,833.00

          TOTAL FIXED ASSETS                  74,140.00

          OTHER ASSETS
               DEPOSITS                      -32,675.00

     TOTAL ASSETS                             64,471.46

     LIABILITIES & EQUITY
          EQUITY
               COMMON STOCK                  239,460.00
               ACCUMULATED DEFICIT          -136,857.39
               RETAINED EARNINGS            - 70,261.37
               NET INCOME                   - 21,869.78
          TOTAL EQUITY                        64,471.46

     TOTAL LIABILITIES AND EQUITY             64,471.46


C.   There were no Reports on Form 8K during 1996

     SECURITIES AND  EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10 K

                    FOR THE YEAR ENDING DECEMBER 31, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report, on its behalf by the Undersigned, thereunto duly authorized. PLEASE NOTE: the CPA's compilation will not be timely received, thus occasioning unaudited reports.
Dated:  January 12, 1998



                       BAGDAD CHASE, INC.
                             a Nevada corporation





                      By
                         PHILLIP BULLER, President




                      By
                         GEORGE RODDA, JR., Secretary
                         Chief Financial Officer
(seal)