Form 10-Q
period 1998-03-31
BAGDAD CHASE INC
filed 1998-05-21
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended March 31, 1998

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

1.  Legal Proceedings:

The litigation, referenced in the 1994-10 K report, involving Appeals Court arbitrator's findings of facts winding up the Company's option granted to United States Oil & Mineral Corporation is still pending. On Motion by Bagdad Chase, the matter was assigned for arbitration with, Thomas S. Hudspeth. Arbitration is schedulled for April 3, 1998.

2.  No Change in Securities:
    (a) No increase in amount of securities
    (b) No decrease in amount of securities

3.  No Defaults in Senior Securities

4.  Submission of Matters to a Vote of Security Holders:  N/A

5. Other Material Events: The Castle Mountain joint venture referenced in 1997 10 K report continues production. To date there has been one wire transfer of $5,570 from sale of 50 oz. of gold.

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



Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County,
California, continues pouring of gold bars during the first 3 months of 1998 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 1997 AND 1998

                                                         Increase or
                             Quarter Ended MARCH 31     (Decrease)
                             ---------------------------------------
                             1998        1997
Current Assets

  Cash in Bank             $  2,644   $     906          1,738
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1995 loss carry over
     Total Current Assets    25,594      23,856          1,738

Fixed Assets

  Mining Properties
  Equipment & Fixtures       74,140      59,541          14,599
  Golden Anchor Dev. Cost


Other Assets

  Deposits                     5,570       0              5,570
  Deferred Tax Benefit           0         0                0

     Total Other Assets          0         0                0

     TOTAL ASSETS             67,059     83,397         (16,338)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31 1997 AND 1998






                                                          Increase or
                               Quarter Ended MARCH 31       (Decrease)
                               --------------------------------------
                               1998      1997
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
    - Beginning            ( 92,131 ) (207,119 )         114,988


   TOTAL LIABILITIES
     & CAPITAL                67,059   86,341             (19,282)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended MARCH 31       (Decrease)
                               ------------------------------------
                                1998      1997

REVENUE                     $  5,570       0           5,570

Less Operating Expense:

  Administration & Travel         0        0              0
  Director's Fees                 0        0              0
  Golden Anchor Costs             0        0              0
  Stedman Placer Costs            0        0              0
  Miscellaneous                   50       0              50
  Office Expense               2,000     2,000            0
  Leasehold Rent                  0         0             0
  Professional Fees              922       600           322
  Taxes & Licenses                10       810         ( 800 )
  Telephone                       0         0             0
                               2,982     3,410         ( 428 )
                              --------------------------------
INCOME (LOSS) before
Income Tax provision           2,588     (3,410)       ( 822 )


Provision for Income Tax           0        0             0


NET INCOME (LOSS)              2,588     (3,410)       ( 822 )
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING MARCH 31, 1998

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


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------
                        PHILLIP J. BULLER, PRESIDENT




(SEAL)
                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                      3-MOS                    3-MOS
[FISCAL-YEAR-END]                  DEC-31-1998              DEC-31-1997
[PERIOD-START]                     JAN-01-1998              JAN-01-1997
[PERIOD-END]                       MAR-31-1998              MAR-31-1997
[CASH]                                   2,644                      906
[SECURITIES]                            22,950                   22,950
[RECEIVABLES]                                0                        0
[ALLOWANCES]                                 0                        0
[INVENTORY]                                  0                        0
[CURRENT-ASSETS]                        25,594                   23,856
[PP&E]                                       0                        0
[DEPRECIATION]                               0                        0
[TOTAL-ASSETS]                          67,059                   83,397
[CURRENT-LIABILITIES]                        0                        0
[BONDS]                                      0                        0
[PREFERRED-MANDATORY]                        0                        0
[PREFERRED]                                  0                        0
[COMMON]                             1,379,562                1,379,562
[OTHER-SE]                             207,119                  207,119
[TOTAL-LIABILITY-AND-EQUITY]            67,059                   83,397
[SALES]                                      0                        0
[TOTAL-REVENUES]                             0                        0
[CGS]                                        0                        0
[TOTAL-COSTS]                                0                        0
[OTHER-EXPENSES]                         2,982                    3,410
[LOSS-PROVISION]                             0                        0
[INTEREST-EXPENSE]                           0                        0
[INCOME-PRETAX]                          5,570                        0
<INCOME TAX>                                 0                        0
[INCOME-CONTINUING]                          0                        0
[DISCONTINUED]                               0                        0
[EXTRAORDINARY]                              0                        0
[CHANGES]                                    0                        0
[NET-INCOME]                             2,588                   (3,410)
[EPS-PRIMARY]                            (.04)                    (.01)
[EPS-DILUTED]                                0                        0