Form 10-Q
period 1998-09-30
BAGDAD CHASE INC
filed 1998-10-13
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended SEPTEMBER 30, 1998

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

Registrants Telephone Number including Area Code: (949) 644-4633

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $1.00 par value common stock. Currently not registered with any exchange.

Shares of common stock issued and outstanding on September 30, 1998:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in 1st and 2nd qrtr 10 Q reports continues production. During the 3rd quarter authorization was granted for the sale and wire transfer of the proceeds of 80 oz Gold.

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


Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of Eastern San Bernardino County,
California, continues pouring of gold bars during the third 3 months of 1998 from its large production plant.


8.   Statement of Compliance

The company is currently in compliance with all year 2000 requirements. Inasmuch as Company's mines are inactive, Company performs none of the computer-related functions in its current business operations with respect both to information technology and non-information technology systems. Company has expended all the costs required to bring its internal computers into conformance; however, Copmpany is relying on its bank and other support institutions similarly timely to comply with Year 2000 readiness.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 1998 AND 1997

                                                         Increase or
                             Quarter Ended SEPTEMBER 30 (Decrease)
                             ---------------------------------------
                             1998        1997
Current Assets

  Cash in Bank             $  1,229   $   2,926        (1,697)
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1997 loss carry over
     Total Current Assets    24,179      25,876         (1,697)

Fixed Assets

  Field Equipment               0          0               0
  Machinery & Equipment         0          0               0
  Mine Development Cost      53,307      53,307            0
  Non-producing Properties   20,833      20,833            0
     Total Fixed Assets      74,140      74,140            0

Other Assets

  Deposits                  -32,675    -32,675             0
  Deferred Tax Benefit           0         0               0

     Total Other Assets     -32,675    -32,675             0

     TOTAL ASSETS            65,644     67,341          (1,697)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 1998 AND 1997




                                                          Increase or
                               Quarter Ended SEPTEMBER  30  (Decrease)
                               --------------------------------------
                               1998      1997
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
    - Beginning            ( 92,131 ) ( 70,261 )        (21,870)


   TOTAL LIABILITIES
     & CAPITAL                65,644   67,341           (1,697)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended SEPTEMBER 30   (Decrease)
                               ------------------------------------
                                1998      1997

REVENUE                     $23,177        0           23,177

Less Operating Expense:

  Director's expense & travel    475       242           232
  Director's Fees                 0        856          (856)
  Golden Anchor Assessment     4,600       0            4,600
  Stedman Placer Costs            0        0              0
  Registration fee               600       0             600
  Office Expense               1,650     1,000           650
  Professional Fees            8,855     5,455          3,400
  Taxes & Licenses            17,949        0          17,949
  Insurance                    1,911     1,637            274
  Miscellaneous                  102       425           (323)
                              36,142     9,615         26,527
                              --------------------------------
INCOME (LOSS) before
Income Tax provision         (12,965)   (9,615)        (3,350)


Provision for Income Tax           0        0             0


NET INCOME (LOSS)            (12,965)   (9,615)        (3,350)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING SEPTEMBER 30, 1998

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


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------
                        PHILLIP J. BULLER, PRESIDENT




(SEAL)
                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                      3-MOS                    3-MOS
[FISCAL-YEAR-END]                  DEC-31-1998              DEC-31-1997
[PERIOD-START]                     JUL-01-1998              JUL-01-1997
[PERIOD-END]                       SEP-30-1998              SEP-30-1997
[CASH]                                   1,229                    2,926
[SECURITIES]                            22,950                   22,950
[RECEIVABLES]                                0                        0
[ALLOWANCES]                                 0                        0
[INVENTORY]                                  0                        0
[CURRENT-ASSETS]                        24,179                   25,876
[PP&E]                                       0                        0
[DEPRECIATION]                               0                        0
[TOTAL-ASSETS]                          65,644                   67,341
[CURRENT-LIABILITIES]                        0                        0
[BONDS]                                      0                        0
[PREFERRED-MANDATORY]                        0                        0
[PREFERRED]                                  0                        0
[COMMON]                             1,379,562                1,379,562
[OTHER-SE]                                   0                        0
[TOTAL-LIABILITY-AND-EQUITY]            65,644                   67,341
[SALES]                                      0                        0
[TOTAL-REVENUES]                             0                        0
[CGS]                                        0                        0
[TOTAL-COSTS]                                0                        0
[OTHER-EXPENSES]                        36,142                    9,614
[LOSS-PROVISION]                             0                        0
[INTEREST-EXPENSE]                           0                        0
[INCOME-PRETAX]                       (12,965)                  (9,614)
<INCOME TAX>                                 0                        0
[INCOME-CONTINUING]                          0                        0
[DISCONTINUED]                               0                        0
[EXTRAORDINARY]                              0                        0
[CHANGES]                                    0                        0
[NET-INCOME]                          (12,965)                  (9,614)
[EPS-PRIMARY]                            (.01)                    (.01)
[EPS-DILUTED]                                0                        0