Form 10-K
period 1998-12-31
BAGDAD CHASE INC
filed 1999-01-20
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10K

         Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Year Ending DECEMBER 31, 1998

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

Registrants Telephone Number including Area Code: (949) 644-2644

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $1.00 par value common stock. Currently not registered with any exchange.

Shares of common stock issued and outstanding on December 31, 1998:
              1,689,921 Number of Shareholders:  582.

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

1.  Business:

The Registrant was organized as a Nevada corporation in November, 1926. The name originally was Pacific Mines and Metals, Inc. In May, 1968, there was a merger of three (3) corporations: Gold Ore Mining Company, an Arizona Corporation, Crown Oil Company, a Utah Corporation and Pacific Mines and Metals, Inc. Registrant was the surviving corporation. On May 16, 1968, the name was changed to Bagdad Chase, Inc.

The Registrant was originally formed to acquire mining property in the Western States, namely California, Nevada and Idaho. The
Registrant's property consists of the following:

(1) The Bagdad Chase Mine consisting of twenty-six patented claims located eight miles south of Ludlow, California in the Stedman
     Mining District. Ludlow is fifty miles east of Barstow, California on Highway 40. The property can be reached by a dirt road from Ludlow only if access across the railroad tracks is reopened. After continuous disputes with others, the railroad made entry difficult. Road signs indicate the direction of the mine. Additionally Bagdad Chase, Inc. controls 31 Stedman District placer claims and will record Quitclaim Deeds from United States Oil
     & Mineral Corporation to its interests in the entire Stedman District.

(2) The Golden Anchor Mine is located in the Marshall Lake Mining District in Idaho County, Idaho. It consists of six patented claims and forty-six unpatented claims. It is located three and a half miles south of the Salmon River, fifty miles north of McCall, and thirty-five miles southeast of Riggins. The mine can also be reached on a road from McCall via Burgdorf, a distance of forty-nine miles, or from Riggins along the Salmon River to Cary Creek Road.

(3) The Oro Belle Mine is located in the Eastern part of San Bernardino County, California. It consists of three patented claims. The mine can be reached by taking Interstate Highway 15 (between Baker, California and Las Vegas, Nevada) to Nipton, turning south on Highway 68 onto the Hart Mining road to Ivanpah, then, onto a partially paved and partially dirt road approximately seven miles. As amplified below, via an agreement with Viceroy Resources Corporation, this mine has been nearly depleted of its minerals.

All of these mines contain gold and silver mineralization. Bagdad Chase Mine also contains minor copper mineralization. Between 1988 and 1992 Bagdad Chase, Inc. expended a quarter of a million dollars on the Golden Anchor Mine in an effort to re-open the mine, survey and perfect additional unpatented mining claims and complete the assessment work. The Oro Belle Mine is currently leased to Viceroy Resources Corporation which is actively mining it. After the Bagdad Chase lease with United States Oil & Mineral Corporation was terminated by court order, an agreement was approved by Bagdad Chase, Inc.'s Board of Directors and Shareholders (the latter approval was at the June 12, 1993 annual meeting) to grant to United States Oil & Mineral Corporation, or a qualified third party located by United States Oil & Mineral Corporation, a sale/option to all of Company's Stedman Mining District patents and claims for $3,500,000. United States Oil & Mineral Corporation did not make any of its payments and Thomas S. Hudspeth, Esq., the arbitrator designated by the Appeals Court, resolved the matter making findings of fact that any interests of United States Oil & Mineral Corporation expired. The court on December 17, 1998 gave a final order confirming the binding award of the arbitrator in favor of Bagdad Chase, Inc. so that Bagdad Chase will have complete control over its properties. The lawyers believe the 10-year litigation will be completed in the first Quarter of 1999, entirely in favor of Registrant.

2.  Properties:  Op. Cit. (Item 1. above).

3.  Legal Proceedings:  Op. Cit. (first of this page).

4.  Submission of Matters to a Vote of Security:
As earlier referenced, at the June 12, 1993 annual meeting of Shareholders, the shareholders approved granting to United States Oil & Mineral Corporation or a qualified third party located by United States Oil & Mineral Corporation a sale/option to all of Company's Stedman Mining District patents and claims for $3,500,000, as earlier discussed herein. The court has determined United States Oil & Mineral Corporation failed timely to consummate this purchase and lost any and all interest in Registrant's Bagdad Chase mine.

                             PART II

5.  Market for the Registrant's Common Equity and Related Stockholder
    Matters:
There has been no market made since 1976.  No dividends have been paid.

6.  Selected Financial Data:
     See Part IV.

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

8.  Disagreements on Accounting and Financial Disclosure:

None.

                             PART III

9.  Officers and Directors of the Registrant:


Name of Director Age   Year First Elected Term expires        Position


Lee Bernard       84        1985              (*)            Board Chair
Kermit Skeie      84        1981              (*)
Phillip J. Buller 50        1974              (*)            President
Paul W. Buller    52        1985              (*)
George Rodda, Jr. 68        1987               (*)           Secretary/CFO
(*) next meeting of Shareholders


10.  Management Remuneration and Transactions:
The following table and the accompanying notes show the remuneration paid by Company during the year ending December 31, 1998 to all officers and directors. No executive officer or director received remuneration exceeding $60,000 during 1997, and no officer or director received contingent remuneration.


Name                Capacity                      Cash compensation

Lee Bernard         Board Chair                       $ 200.00
Kermit Skeie        Director                            200.00
Phillip J. Buller   President                           200.00
Paul W. Buller      Director                            200.00
George Rodda, Jr.   Secretary/Chief Financial Officer   200.00


11.  Security Ownership of Certain Beneficial Owners and Management:


Name and Occupation        Director Since     Common Stock Owned
Phillip J. Buller               1974                53,647
   Contractor
Kermit Skeie                    1981                39,000
   Management Engineering Consultant
H. Lee Bernard                  1984                24,230
   Retired (Served 4 terms during 1970's)
Paul W. Buller                  1985                45,598
   Pilot (Served 2 terms during 1980's)
George Rodda, Jr.               1987                30,707
   Attorney
Other beneficial owners with more than 5% of shares:
Elizabeth D. Murphy (Aggregate)                    212,882



12.  Certain Relationships and Related Transactions:

None

                               PART IV

13.  Financial Statement Schedules:

A.   Unaudited Profit and Loss

                                             JAN - DEC '98
     Ordinary Income/Expense
          Income
               Mineral Royalties              52,483.50

          Total Income                        52,483.50

          Expense
               FILING FEES                       210.00
               REGISTRATION FEE                  600.00
               PHOTOS                              1.78
               ASSESSMENT                      4,600.00
               GOLDEN ANCHOR MINE TRAVEL         100.00
               DIRECTORS/BD EXPENSE              589.48
               USOMC                             145.00
               ARBITRATOR FEES                   550.00
               DIRECTOR'S FEES/BD MTG          1,000.00
               SHARES PURCHASE                    50.00
               PROPERTY TAX                   19,712.89
               MOTION FEE                         23.00
               CORP STM FILING FEE                10.00
               INSURANCE                       1,911.59
               LICENSES/PERMITS                  288.00
               PROFESSIONAL FEES
                    ACCOUNTING       5,560.00
                    LEGAL FEES       6,775.35
               TOTAL PROFESSIONAL FEES        10,905.35
               RENT                            6,950.00
               TAXES
                    PROPERTY                     464.20
                    STATE                        800.00
                    OTHER                         39.66
               TOTAL TAXES                     1,303.86

          TOTAL EXPENSE                       48,950.95

          NET INCOME                           3,532.55



B.   UNAUDITED BALANCE SHEET                 DEC 31, 1997   DEC 31, 1998
     ASSETS
          CURRENT ASSETS
               CHECKING                           56.46         3,589.01
               TOTAL                              56.46         3,589.01
               OTHER CURRENT ASSETS
                    MARKETABLE SECURITIES     83,086.00        83,086.00
                    ALLOWANCE FOR COST       -60,136.00       -60,136.00
               TOTAL OTHER CURRENT ASSETS     22,950.00        22,950.00

          TOTAL CURRENT ASSETS                23,006.46        26,539.01

          FIXED ASSETS
               FIELD EQUIP.
                    ORIGINAL COST              9,495.00         9,495.00
                    DEPRECIATION             - 9,495.00        -9,495.00
               TOTAL                               0.00             0.00
               MACHINERY
                    ORIGINAL COST              2,178.00         2,178.00
                    DEPRECIATION             - 2,178.00       - 2,178.00
               TOTAL                               0.00             0.00

               MINE DEVELOPMENT COST
                    ORIGINAL COST             38,707.00        38,707.00
                    OTHER COST                14,600.00        14,600.00
               TOTAL MINE DEVELOPMENT COST    53,307.00        53,307.00

               TOTAL NON-PRODUCING MINES      20,833.00        20,833.00

          TOTAL FIXED ASSETS                  74,140.00        74,140.00

          OTHER ASSETS
               DEPOSITS                      -32,675.00       -32,675.00

     TOTAL ASSETS                             64,471.46        68,004.01

     LIABILITIES & EQUITY
          EQUITY
               COMMON STOCK                  239,460.00       239,460.00
               ACCUMULATED DEFICIT          -136,857.39      -136,857.39
               RETAINED EARNINGS            - 70,261.37      - 92,131.15
               NET INCOME                   - 21,869.78         3,532.55
          TOTAL EQUITY                        64,471.46        68,004.01

     TOTAL LIABILITIES AND EQUITY             64,471.46        68,004.01


C.   There were no Reports on Form 8K during 1996

                    SECURITIES AND  EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10 K

                    FOR THE YEAR ENDING DECEMBER 31, 1998


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