Form 10-Q
period 1999-03-31
BAGDAD CHASE INC
filed 1999-04-19
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended March 31, 1999

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

Shares of common stock issued and outstanding on March 31, 1999:
              1,689,921 Number of Shareholders:  582.

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

1.  Legal Proceedings:

The litigation, referenced in the 1998-10 K report, involving Appeals Court arbitrator's findings of facts winding up the Company's option granted to United States Oil & Mineral Corporation concluded in favor of Bagdad Chase, Inc. with Corporate properties being returned.

2.  No Change in Securities:
    (a) No increase in amount of securities
    (b) No decrease in amount of securities

3.  No Defaults in Senior Securities

4.  Submission of Matters to a Vote of Security Holders:  N/A

5. Other Material Events: The Castle Mountain joint venture referenced in 1998 10 K report continues production. To date there has been no sale of gold.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The principal activity until 1998 had been attempting to resolve remaining issues regarding the Settlement Agreement by which United States Oil and Mineral, Inc. was granted a right to purchase all of Company's rights in the Stedman Mining District, including the Bagdad Chase mine for $3.5 million and did not timely exercise its option or make any of the payments required thereunder. As stated earlier, the litigation concluded in the favor of Bagdad Chase, Inc. which resulted in the return of properties.

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.



Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County,
California, continues pouring of gold bars during the first 3 months of 1999 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 1999 AND 1998

                                                         Increase or
                             Quarter Ended MARCH 31     (Decrease)
                             ---------------------------------------
                             1998        1999
Current Assets

  Cash in Bank             $  2,644   $     421         (2,223)
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1995 loss carry over
     Total Current Assets    25,594      23,371         (2,223)

Fixed Assets

  Mining Properties
  Equipment & Fixtures       74,140      74,140            0
  Golden Anchor Dev. Cost


Other Assets

  Deposits                     5,570       0             (5,570)
  Deferred Tax Benefit           0         0                0

     Total Other Assets          0         0                0

     TOTAL ASSETS             67,059     64,836          (2,223)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31 1999 AND 1998






                                                          Increase or
                               Quarter Ended MARCH 31       (Decrease)
                               --------------------------------------
                               1998      1999
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
    - Beginning            ( 92,131 ) ( 88,599 )          (3,532)


   TOTAL LIABILITIES
     & CAPITAL                67,059   64,836             (2,223)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended MARCH 31       (Decrease)
                               ------------------------------------
                                1998      1999

REVENUE                     $  5,570       0          (5,570)

Less Operating Expense:

  Administration & Travel         0        0              0
  Director's Fees                 0        0              0
  Golden Anchor Costs             0        0              0
  Stedman Placer Costs            0        0              0
  Miscellaneous                   50        76            26
  Office Expense               2,000     1,650          (350)
  Leasehold Rent                  0         0             0
  Professional Fees              750       650          (100)
  Taxes & Licenses                10        10            0
  Property Tax                    0        603           603
  Telephone                       0         0             0
  Licenses & Permits             172       179            7
                               2,982     3,168           186
                              --------------------------------
INCOME (LOSS) before
Income Tax provision           2,588     (3,168)       (5,756)


Provision for Income Tax           0        0             0


NET INCOME (LOSS)              2,588     (3,168)       (5,756)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING MARCH 31, 1999

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


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------
                        PHILLIP J. BULLER, PRESIDENT




(SEAL)
                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                      3-MOS                    3-MOS
[FISCAL-YEAR-END]                  DEC-31-1998              DEC-31-1999
[PERIOD-START]                     JAN-01-1998              JAN-01-1999
[PERIOD-END]                       MAR-31-1998              MAR-31-1999
[CASH]                                   2,644                      421
[SECURITIES]                            22,950                   22,950
[RECEIVABLES]                                0                        0
[ALLOWANCES]                                 0                        0
[INVENTORY]                                  0                        0
[CURRENT-ASSETS]                        25,594                   23,371
[PP&E]                                       0                        0
[DEPRECIATION]                               0                        0
[TOTAL-ASSETS]                          67,059                   64,836
[CURRENT-LIABILITIES]                        0                        0
[BONDS]                                      0                        0
[PREFERRED-MANDATORY]                        0                        0
[PREFERRED]                                  0                        0
[COMMON]                             1,379,562                1,379,562
[OTHER-SE]                             207,119                  207,119
[TOTAL-LIABILITY-AND-EQUITY]            67,059                   64,836
[SALES]                                      0                        0
[TOTAL-REVENUES]                             0                        0
[CGS]                                        0                        0
[TOTAL-COSTS]                                0                        0
[OTHER-EXPENSES]                         2,982                    3,167
[LOSS-PROVISION]                             0                        0
[INTEREST-EXPENSE]                           0                        0
[INCOME-PRETAX]                          5,570                        0
<INCOME TAX>                                 0                        0
[INCOME-CONTINUING]                          0                        0
[DISCONTINUED]                               0                        0
[EXTRAORDINARY]                              0                        0
[CHANGES]                                    0                        0
[NET-INCOME]                             2,588                   (3,167)
[EPS-PRIMARY]                            (.04)                    (.01)
[EPS-DILUTED]                                0                        0