Form 10-Q
period 1999-06-30
BAGDAD CHASE INC
filed 1999-07-09
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended June 30, 1999

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

Shares of common stock issued and outstanding on June 30, 1999:
              1,689,921 Number of Shareholders:  582.

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

1.  Legal Proceedings:

The litigation, referenced in the 1994-10 K report, involving Appeals Court arbitrator's findings of facts winding up the Company's option granted to United States Oil & Mineral Corporation has concluded in favor of Bagdad Chase. Bagdad Chase is in the process of recording the judgment.

2.  No Change in Securities:
    (a) No increase in amount of securities
    (b) No decrease in amount of securities

3.  No Defaults in Senior Securities

4.  Submission of Matters to a Vote of Security Holders:  N/A

5. Other Material Events: The Castle Mountain joint venture referenced in 1st qrtr 10 Q report continues production. During the 2nd quarter authorization was granted for the sale and wire transfer of the proceeds of 20 oz and 50 oz Gold.

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

Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County,
California, continues pouring of gold bars during the second 3 months of 1999 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 1998 AND 1999

                                                         Increase or
                             Quarter Ended June   30    (Decrease)
                             ---------------------------------------
                             1998        1999
Current Assets

  Cash in Bank             $  5,977   $   2,100         (3,877)
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1995 loss carry over
     Total Current Assets    28,927      25,050         (3,877)

Fixed Assets

  Mining Properties
  Equipment & Fixtures       74,140      74,140            0
  Golden Anchor Dev. Cost


Other Assets

  Deposits                   (32,675)   (52,654)       (19,979)
  Deferred Tax Benefit           0         0                0

     Total Other Assets          0         0                0

     TOTAL ASSETS             70,392     66,515          (3,877)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 1998 AND 1999






                                                          Increase or
                               Quarter Ended June  30     (Decrease)
                               --------------------------------------
                               1998      1999
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
                           ( 92,131 ) ( 88,598 )          3,532


   TOTAL LIABILITIES
     & CAPITAL                70,392   66,515            ( 3,877)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended June  30    (Decrease)
                               ------------------------------------
                                1998      1999

REVENUE                     $ 18,512     19,979        1,467

Less Operating Expense:

  Administration & Travel        114       844           730
  Director's Fees              1,000     1,000            0
  Golden Anchor Costs             0         0             0
  Stedman Placer Costs            0         0             0
  Miscellaneous                  695        48         ( 647 )
  Office Expense               1,650     1,650            0
  Leasehold Rent                  0         0             0
  Professional Fees              650    14,513         13,863
  Taxes & Licenses            10,438       245        (10,193)
  Telephone                       0        186         ( 186 )
                              14,547    18,299          9,648
                              --------------------------------
INCOME (LOSS) before
Income Tax provision           3,965     1,680         (2,285)


Provision for Income Tax           0        0             0


NET INCOME (LOSS)              3,965     1,680         (2,285)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING JUNE 30, 1999

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


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------
                        PHILLIP J. BULLER, PRESIDENT




(SEAL)
                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                      3-MOS                    3-MOS
[FISCAL-YEAR-END]                  DEC-31-1998              DEC-31-1999
[PERIOD-START]                     APR-01-1998              APR-01-1999
[PERIOD-END]                       JUN-30-1998              JUN-30-1999
[CASH]                                   5,977                    2,100
[SECURITIES]                            22,950                   22,950
[RECEIVABLES]                                0                        0
[ALLOWANCES]                                 0                        0
[INVENTORY]                                  0                        0
[CURRENT-ASSETS]                        28,927                   25,050
[PP&E]                                       0                        0
[DEPRECIATION]                               0                        0
[TOTAL-ASSETS]                          70,392                   66,515
[CURRENT-LIABILITIES]                        0                        0
[BONDS]                                      0                        0
[PREFERRED-MANDATORY]                        0                        0
[PREFERRED]                                  0                        0
[COMMON]                             1,379,562                1,379,562
[OTHER-SE]                             207,119                  136,857
[TOTAL-LIABILITY-AND-EQUITY]            70,392                   66,515
[SALES]                                      0                        0
[TOTAL-REVENUES]                        18,512                   19,979
[CGS]                                        0                        0
[TOTAL-COSTS]                                0                        0
[OTHER-EXPENSES]                        14,547                   18,299
[LOSS-PROVISION]                             0                        0
[INTEREST-EXPENSE]                           0                        0
[INCOME-PRETAX]                          3,965                    1,680
<INCOME TAX>                                 0                        0
[INCOME-CONTINUING]                          0                        0
[DISCONTINUED]                               0                        0
[EXTRAORDINARY]                              0                        0
[CHANGES]                                    0                        0
[NET-INCOME]                             3,965                    1,680
[EPS-BASIC]                            (.04)                    (.01)
[EPS-DILUTED]                                0                        0