Form 10-Q
period 1999-09-30
BAGDAD CHASE INC
filed 1999-10-18
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended SEPTEMBER 30, 1999

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

Shares of common stock issued and outstanding on September 30, 1999:
              1,689,921 Number of Shareholders:  582.

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

1.  Legal Proceedings:
    None pending.


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

Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of Eastern San Bernardino County,
California, continues pouring of gold bars during the third 3 months of 1999 from its large production plant.

8.   Statement of Compliance

The company is currently in compliance with all year 2000 requirements. Inasmuch as Company's mines are inactive, Company performs none of the computer-related functions in its current business operations with respect both to information technology and non-information technology systems. Company has expended all the costs required to bring its internal computers into conformance; however, Company is relying on its bank and other support institutions similarly timely to comply with Year 2000 readiness.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 1998 AND 1999

                                                         Increase or
                             Quarter Ended SEPTEMBER 30 (Decrease)
                             ---------------------------------------
                             1998        1999
Current Assets

  Cash in Bank             $  1,229   $     592        (  637)
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1997 loss carry over
     Total Current Assets    24,179      23,540         (  637)

Fixed Assets

  Field Equipment               0          0               0
  Machinery & Equipment         0          0               0
  Mine Development Cost      53,307      53,307            0
  Non-producing Properties   20,833      20,833            0
     Total Fixed Assets      74,140      74,140            0

Other Assets

  Deposits                  -32,675    -32,675             0
  Deferred Tax Benefit           0         0               0

     Total Other Assets     -32,675    -32,675             0

     TOTAL ASSETS            65,644     65,007          (  637)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 1998 AND 1999




                                                          Increase or
                               Quarter Ended SEPTEMBER  30  (Decrease)
                               --------------------------------------
                               1998      1999
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
    - Beginning            ( 92,131 ) ( 88,598 )        ( 3,533)


   TOTAL LIABILITIES
     & CAPITAL                65,644   65,007           (  637)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended SEPTEMBER 30   (Decrease)
                               ------------------------------------
                                1998      1999

REVENUE                     $23,177        12,642     (10,534)

Less Operating Expense:

  Director's expense & travel    475       44           (431)
  Director's Fees                 0        0              0
  Golden Anchor Assessment     4,600     4,600            0
  Stedman Placer Costs            0        0              0
  Registration fee               600       600            0
  Office Expense               1,650     1,650            0
  Professional Fees            8,855     5,622         (3,233)
  Taxes & Licenses            17,949        0         (17,949)
  Insurance                    1,911     1,634           (277)
  Miscellaneous                  102        0            (102)
                              36,142    14,150         21,992
                              --------------------------------
INCOME (LOSS) before
Income Tax provision         (12,965)   (1,508)       (11,458)


Provision for Income Tax           0        0             0


NET INCOME (LOSS)            (12,965)   (1,508)       (11,458)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING SEPTEMBER 30, 1999

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


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------
                        PHILLIP J. BULLER, PRESIDENT




(SEAL)
                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                      3-MOS                    3-MOS
[FISCAL-YEAR-END]                  DEC-31-1998              DEC-31-1999
[PERIOD-START]                     JUL-01-1998              JUL-01-1999
[PERIOD-END]                       SEP-30-1998              SEP-30-1999
[CASH]                                   1,229                      592
[SECURITIES]                            22,950                   22,950
[RECEIVABLES]                                0                        0
[ALLOWANCES]                                 0                        0
[INVENTORY]                                  0                        0
[CURRENT-ASSETS]                        24,179                   23,542
[PP&E]                                       0                        0
[DEPRECIATION]                               0                        0
[TOTAL-ASSETS]                          65,644                   65,007
[CURRENT-LIABILITIES]                        0                        0
[BONDS]                                      0                        0
[PREFERRED-MANDATORY]                        0                        0
[PREFERRED]                                  0                        0
[COMMON]                             1,379,562                1,379,562
[OTHER-SE]                                   0                        0
[TOTAL-LIABILITY-AND-EQUITY]            65,644                   65,007
[SALES]                                      0                        0
[TOTAL-REVENUES]                             0                        0
[CGS]                                        0                        0
[TOTAL-COSTS]                                0                        0
[OTHER-EXPENSES]                        36,142                   14,150
[LOSS-PROVISION]                             0                        0
[INTEREST-EXPENSE]                           0                        0
[INCOME-PRETAX]                       (12,965)                  (1,508)
<INCOME TAX>                                 0                        0
[INCOME-CONTINUING]                          0                        0
[DISCONTINUED]                               0                        0
[EXTRAORDINARY]                              0                        0
[CHANGES]                                    0                        0
[NET-INCOME]                          (12,965)                  (1,508)
[EPS-BASIC]                            (.01)                    (.01)
[EPS-DILUTED]                                0                        0