Form 10-K
BAGDAD CHASE INC
filed 2000-01-07
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10K

         Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Year Ending DECEMBER 31, 1999

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

Shares of common stock issued and outstanding on December 31, 1999:
              1,689,921 Number of Shareholders:  582.

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

(1) The Bagdad Chase Mine consisting of twenty-six patented claims located eight miles south of Ludlow, California in the Stedman
     Mining District. Ludlow is fifty miles east of Barstow, California on Highway 40. The property can be reached by a dirt road from Ludlow only if access across the railroad tracks is reopened. After continuous disputes with others, the railroad made entry difficult. Road signs indicate the direction of the mine. Additionally Bagdad Chase, Inc. controls 31 Stedman District placer claims and will record Quitclaim Deeds from United States Oil
     & Mineral Corporation to its interests in the entire Stedman District. Newmont Gold, a public corporation has indicated an interest in extending its holdings in the Stedman Mining District and the Officers have given them several boxes of file materials, to study.

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

All of these mines contain gold and silver mineralization. Bagdad Chase Mine also contains minor copper mineralization. Between 1988 and 1992 Bagdad Chase, Inc. expended a quarter of a million dollars on the Golden Anchor Mine in an effort to re-open the mine, survey and perfect additional unpatented mining claims and complete the assessment work. The Oro Belle Mine is currently leased to Viceroy Resources Corporation which is actively mining it. After the Bagdad Chase lease with United States Oil & Mineral Corporation was terminated by court order, an agreement was approved by Bagdad Chase, Inc.'s Board of Directors and Shareholders (the latter approval was at the June 12, 1993 annual meeting) to grant to United States Oil & Mineral Corporation, or a qualified third party located by United States Oil & Mineral Corporation, a sale/option to all of Company's Stedman Mining District patents and claims for $3,500,000. United States Oil & Mineral Corporation did not make any of its payments and Thomas S. Hudspeth, Esq., the arbitrator designated by the Appeals Court, resolved the matter making findings of fact that any interests of United States Oil & Mineral Corporation expired. The court on December 17, 1998 gave a final order confirming the binding award of the arbitrator in favor of Bagdad Chase, Inc. so that Bagdad Chase has complete control over its Stedman District mining properties.

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

6.  Selected Financial Data:
     See Part IV.

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations:
During 1999 the principal activity was the continued mining of the mine under the control of Viceroy Resources Corporation. As the holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County, California, has been profitably operating its vast mining properties at a low cash cost despite the lowered gold market.

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
George Rodda, Jr. 68        1987               (*)           Secretary/CFO
(*) next meeting of Shareholders


10.  Management Remuneration and Transactions:
The following table and the accompanying notes show the remuneration paid by Company during the year ending December 31, 1999 to all officers and directors. No executive officer or director received remuneration exceeding $60,000 during 1999, and no officer or director received contingent remuneration.


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



12.  Certain Relationships and Related Transactions:

None

                               PART IV

13.  Financial Statement Schedules:

A.   Unaudited Profit and Loss

                                             JAN - DEC '99
     Ordinary Income/Expense
          Income
               Mineral Royalties              38,836.50

          Total Income                        38,836.50

          Expense
               FILING FEES                       810.00
               REGISTRATION FEE                    0.00
               PHOTOS                              0.00
               ASSESSMENT                      4,600.00
               GOLDEN ANCHOR MINE TRAVEL           0.00
               DIRECTORS/BD EXPENSE              756.25
               USOMC                             124.00
               ARBITRATOR FEES                     0.00
               DIRECTOR'S FEES/BD MTG          1,000.00
               SHARES PURCHASE/TRANSFER           50.00
               PROPERTY TAX                    1,216.51
               MOTION FEE                          0.00
               CORP STM FILING FEE                10.00
               INSURANCE                       1,634.00
               LICENSES/PERMITS                  290.00
               PROFESSIONAL FEES
                    ACCOUNTING       4,095.99
                    LEGAL FEES      17,289.27
               TOTAL PROFESSIONAL FEES        21,435.26
               RENT                            6,600.00
               TAXES
                    PROPERTY                     484.46
                    STATE                          0.00
                    OTHER                          0.00
               TOTAL TAXES                       484.46

          TOTAL EXPENSE                       34,492.57

          NET INCOME                           ( 256.07)



B.   UNAUDITED BALANCE SHEET                 DEC 31, 1999   DEC 31, 1998
     ASSETS
          CURRENT ASSETS
               CHECKING                        3,332.94         3,589.01
               TOTAL                           3,332.94         3,589.01
               OTHER CURRENT ASSETS
                    MARKETABLE SECURITIES     83,086.00        83,086.00
                    ALLOWANCE FOR COST       -60,136.00       -60,136.00
               TOTAL OTHER CURRENT ASSETS     22,950.00        22,950.00

          TOTAL CURRENT ASSETS                26,282.94        26,539.01

          FIXED ASSETS
               FIELD EQUIP.
                    ORIGINAL COST              9,495.00         9,495.00
                    DEPRECIATION             - 9,495.00        -9,495.00
               TOTAL                               0.00             0.00
               MACHINERY
                    ORIGINAL COST              2,178.00         2,178.00
                    DEPRECIATION             - 2,178.00       - 2,178.00
               TOTAL                               0.00             0.00

               MINE DEVELOPMENT COST
                    ORIGINAL COST             38,707.00        38,707.00
                    OTHER COST                14,600.00        14,600.00
               TOTAL MINE DEVELOPMENT COST    53,307.00        53,307.00

               TOTAL NON-PRODUCING MINES      20,833.00        20,833.00

          TOTAL FIXED ASSETS                  74,140.00        74,140.00

          OTHER ASSETS
               DEPOSITS                      -32,675.00       -32,675.00

     TOTAL ASSETS                             67,747.94        68,004.01

     LIABILITIES & EQUITY
          EQUITY
               COMMON STOCK                  239,460.00       239,460.00
               ACCUMULATED DEFICIT          -136,857.39      -136,857.39
               RETAINED EARNINGS            - 88,598.60      - 92,131.15
               NET INCOME                   -    256.07         3,532.55
          TOTAL EQUITY                        67,747.94        68,004.01

     TOTAL LIABILITIES AND EQUITY             67,747.94        68,004.01


C.   There were no Reports on Form 8K during 1999

                    SECURITIES AND  EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10 K

                    FOR THE YEAR ENDING DECEMBER 31, 1999


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report, on its behalf by the Undersigned, thereunto duly authorized. PLEASE NOTE: the CPA's compilation will not be timely received, thus occasioning unaudited reports.
Dated:  DECEMBER 31, 1999



                       BAGDAD CHASE, INC.
                             a Nevada corporation


                        By
                         PHILLIP BULLER, President




                      By
                         GEORGE RODDA, JR., Secretary
                         Chief Financial Officer
(seal)