Form 10-Q
period 2000-03-31
BAGDAD CHASE INC
filed 2000-04-10
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended March 31, 2000

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

Shares of common stock issued and outstanding on March 31, 2000:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in 1999 10 K report continues production. To date there has been sale of 30 oz. of gold.

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



Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County,
California, continues pouring of gold bars during the first 3 months of 2000 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 1999 AND 2000

                                                         Increase or
                             Quarter Ended MARCH 31     (Decrease)
                             ---------------------------------------
                             2000        1999
Current Assets

  Cash in Bank             $  8,626   $     421          8,205
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1995 loss carry over
     Total Current Assets    31,576      23,371          8,205

Fixed Assets

  Mining Properties
  Equipment & Fixtures       74,140      74,140            0
  Golden Anchor Dev. Cost


Other Assets

  Deposits                       0         0                0
  Deferred Tax Benefit           0         0                0

     Total Other Assets          0         0                0

     TOTAL ASSETS             73,041     64,836           8,205

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31 1999 AND 2000






                                                          Increase or
                               Quarter Ended MARCH 31       (Decrease)
                               --------------------------------------
                               2000      1999
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
    - Beginning            ( 88,854 ) ( 88,599 )          (  256)


   TOTAL LIABILITIES
     & CAPITAL                73,041   64,836             (8,205)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended MARCH 31       (Decrease)
                               ------------------------------------
                                2000      1999

REVENUE                     $  9,047       0           9,047

Less Operating Expense:

  Administration & Travel         52       0              0
  Director's Fees                 581      0              0
  Golden Anchor Costs             0        0              0
  Stedman Placer Costs            0        0              0
  Miscellaneous                   0         76           (76)
  Office Expense/Rent          1,650     1,650            0
  Leasehold Rent                  0         0             0
  Professional Fees              650       650            0
  Taxes & Licenses                20        10            10
  Property Tax                   613       603            10
  Telephone                       0         0             0
  Licenses & Permits             187       179            8
                               3,753     3,168           585
                              --------------------------------
INCOME (LOSS) before
Income Tax provision           5,294     (3,168)        8,462


Provision for Income Tax           0        0             0


NET INCOME (LOSS)              5,294     (3,168)        8,461
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING MARCH 31, 2000

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


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------
                        PHILLIP J. BULLER, PRESIDENT




(SEAL)
                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                      3-MOS                    3-MOS
[FISCAL-YEAR-END]                  DEC-31-2000              DEC-31-1999
[PERIOD-START]                     JAN-01-2000              JAN-01-1999
[PERIOD-END]                       MAR-31-2000              MAR-31-1999
[CASH]                                   8,626                      421
[SECURITIES]                            22,950                   22,950
[RECEIVABLES]                                0                        0
[ALLOWANCES]                                 0                        0
[INVENTORY]                                  0                        0
[CURRENT-ASSETS]                        31,576                   23,371
[PP&E]                                       0                        0
[DEPRECIATION]                               0                        0
[TOTAL-ASSETS]                          73,041                   64,836
[CURRENT-LIABILITIES]                        0                        0
[BONDS]                                      0                        0
[PREFERRED-MANDATORY]                        0                        0
[PREFERRED]                                  0                        0
[COMMON]                             1,379,562                1,379,562
[OTHER-SE]                             207,119                  207,119
[TOTAL-LIABILITY-AND-EQUITY]            73,041                   64,836
[SALES]                                      0                        0
[TOTAL-REVENUES]                             0                        0
[CGS]                                        0                        0
[TOTAL-COSTS]                                0                        0
[OTHER-EXPENSES]                         3,753                    3,167
[LOSS-PROVISION]                             0                        0
[INTEREST-EXPENSE]                           0                        0
[INCOME-PRETAX]                          5,294                        0
<INCOME TAX>                                 0                        0
[INCOME-CONTINUING]                          0                        0
[DISCONTINUED]                               0                        0
[EXTRAORDINARY]                              0                        0
[CHANGES]                                    0                        0
[NET-INCOME]                             5,294                   (3,167)
[EPS-BASIC]                            (.01)                    (.01)
[EPS-DILUTED]                                0                        0