Form 10-Q
period 2001-06-30
BAGDAD CHASE INC
filed 2001-07-18
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended June 30, 2001

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

Shares of common stock issued and outstanding on June 30, 2000:
              1,689,921 Number of Shareholders:  582.

The registrant has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing
 requirements for the past ninety (90) days.   X  Yes     No

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                PART TWO

Current disclosure requirements covering the business, leases, properties, legal proceedings and beneficial ownership.

1.  Legal Proceedings:

None pending

2.  No Change in Securities:
    (a) No increase in amount of securities
    (b) No decrease in amount of securities

3.  No Defaults in Senior Securities

4.  Submission of Matters to a Vote of Security Holders:  N/A

5. Other Material Events: The Castle Mountain joint venture referenced in the 1st and 2nd qrtr 10 Q reports continues production. 30oz. gold was sold during this reporting quarter.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.


Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County, California, continues pouring of gold bars during the second 3 months of 2001 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2000 AND 2001

                                                         Increase or
                             Quarter Ended June   30    (Decrease)
                             ---------------------------------------
                             2000        2001
Current Assets

  Cash in Bank             $  5,323   $   6,825          1,502
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1995 loss carry over
     Total Current Assets    28,273      29,775          1,502

Fixed Assets

  Mining Properties
  Equipment & Fixtures       74,140      74,140            0
  Golden Anchor Dev. Cost


Other Assets

  Deposits                   (32,675)   (32,675)            0
  Deferred Tax Benefit           0         0                0

     Total Other Assets          0         0                0

     TOTAL ASSETS             69,738     71,240           1,502

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2000 AND 2001


                                                          Increase or
                               Quarter Ended June  30     (Decrease)
                               --------------------------------------
                               2000      2001
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
                           ( 88,855 ) ( 88,599 )         (256)


   TOTAL LIABILITIES
     & CAPITAL                69,738   71,240             1,502

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended June  30    (Decrease)
                               ------------------------------------
                                2000      2001

REVENUE                     $   0        7,930         7,930

Less Operating Expense:

  Administration & Travel         0        0             0
  Director's Fees                600       0           (600)
  Golden Anchor Costs             0        0             0
  Stedman Placer Costs            0        0             0
  Miscellaneous                   50       59            9
  Office Expense               1,650     1,650           0
  Leasehold Rent                  0        0             0
  Professional Fees              650      650            0
  Taxes & Licenses               240      242            2
  Telephone                       0         0            0
  Filing Fees                    114        0          (114)
                               3,304     2,601         (703)
                              --------------------------------
INCOME (LOSS) before
Income Tax provision          (3,304)    5,329         8,633


Provision for Income Tax           0        0             0


NET INCOME (LOSS)             (3,304)    5,329         8,633
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING JUNE 30, 2001

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