Form 10-Q
period 2001-09-30
BAGDAD CHASE INC
filed 2002-02-05
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended SEPTEMBER 30, 2001

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

Shares of common stock issued and outstanding on September 30, 2000:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in 1st and 2nd qrtr 10 Q reports continues production. During the 3rd quarter authorization was granted for the sale and wire transfer of the proceeds of 110 oz. of Gold to cover expenses and claim maintenance.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.

Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of Eastern San Bernardino County,
California, continues pouring of gold bars during the third 3 months of 2001 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 2000 AND 2001

                                                         Increase or
                             Quarter Ended SEPTEMBER 30 (Decrease)
                             ---------------------------------------
                             2000        2001
Current Assets

  Cash in Bank             $  5,160   $   5,106          (54)
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1997 loss carry over
     Total Current Assets    28,110      28,056          (54)

Fixed Assets

  Field Equipment               0          0               0
  Machinery & Equipment         0          0               0
  Mine Development Cost      53,307      53,307            0
  Non-producing Properties   20,833      20,833            0
     Total Fixed Assets      74,140      74,140            0

Other Assets

  Deposits                  -32,675    -32,675             0
  Deferred Tax Benefit           0         0               0

     Total Other Assets     -32,675    -32,675             0

     TOTAL ASSETS            69,575     69,521           (54)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 2000 AND 2001




                                                          Increase or
                               Quarter Ended SEPTEMBER  30  (Decrease)
                               --------------------------------------
                               2000      2001
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
    - Beginning            ( 88,854 ) ( 91,514 )          2,660

   Net Income                1,827      4,433		  2,606
   TOTAL LIABILITIES
     & CAPITAL               69,575    69,521              (54)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended SEPTEMBER 30   (Decrease)
                               ------------------------------------
                                2000      2001

REVENUE                     $  8,371     29,764       21,393

Less Operating Expense:

  Director's expense & travel     0        0              0
  Director's Fees                 0        0              0
  Assessment/ Claim Maint.     4,000     7,100         3,100
  Stedman Placer Costs            0        0              0
  Registration/Agent Fee         600      600             0
  Office Expense(Rent)         1,650     1,650            0
  Professional Fees              650      650             0
  Taxes & Licenses                0         0             0
  Insurance                    1,634     1,726           92
  Loan Repayment		  0	20,685	       20,685
  Miscellaneous                   0        80            80
                               8,534    32,491         23,957
                              --------------------------------
INCOME (LOSS) before
Income Tax provision         (   163)   (2,727)        2,564


Provision for Income Tax           0        0             0


NET INCOME (LOSS)            (   163)   (2,727)        2,564
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING SEPTEMBER 30, 2001

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