Form 10-K
period 2001-12-31
BAGDAD CHASE INC
filed 2002-02-05
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10K

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended DECEMBER 31, 2001

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

Shares of common stock issued and outstanding on December 31, 2001:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in 1st and 2nd and 3rd qrtr 10 Q reports continues production.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.

Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of Eastern San Bernardino County,
California, continues pouring of gold bars during the fourth 3 months of 2000 from its large production plant.

8.   Statement of Compliance

The company is currently in compliance with electronic filing requirements. Company has expended all the costs required to bring its internal computers into conformance.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF DECEMBER 31, 2000 AND 2001

                                                         Increase or
                             Quarter Ended DECEMBER 31 (Decrease)
                             ---------------------------------------
                             	2000        2001
Current Assets

  Cash in Bank             $    674   $   1,431           757
  Other current assets
  Marketable eqty securities 83,086      83,086		   0
  Allowance for cost        (76,836)    (76,836)           0
  Total Other Current Assets  6,250       6,250            0
  Total Current Assets        6,924       7,681           757

Fixed Assets

  Field Equipment             9,495       9,495            0
  Depreciation		     (9,495) 	 (9,495)	   0
  Machinery & Equipment       2,178       2,178            0
  Depreciation               (2,178)     (2,178) 	   0
  Mine Development Cost      38,707      38,707            0
  Non-producing Properties   20,833      20,833            0
  Total Fixed Assets         59,540      59,540            0

TOTAL ASSETS                 66,464      67,221           757


              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF DECEMBER 31, 2000 AND 2001




                                                          Increase or
                               Quarter Ended DECEMBER  31  (Decrease)
                               --------------------------------------
                               2000      2001
LIABILITIES AND CAPITAL

Current Liabilities

  Accounts Payable           $  800     $ 800              0

  Total Current Liabilities  $  800     $ 800              0

Long Term Liabilities        $   0      $  0               0

 TOTAL LIABILITIES           $  800     $ 800              0


CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921            0

Paid in Capital
(below par)               (1,396,461)(1,396,461)           0

Accumulated Deficit        (225,137)  (225,137)  	   0

Retained Earnings          ( 800 )    ( 1,059)         (1,859)

Net Income                 (1,859)      757             2,617

Total Equity               67,264     68,021	         757
   TOTAL LIABILITIES
     & CAPITAL             66,463     67,221             757

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended DECEMBER 31   (Decrease)
                               ------------------------------------
                                2000      2001

REVENUE                     $ 25,520     56,216        30,696

Less Operating Expense:

  Recording Fees                  0         24            24
  Copies                          0         10            10
  Director's expense & travel     79        59          ( 20)
  Agent Fee			 210	   810		 600
  Director's Fees              1,794        0          (1,794)
  Assessments                  4,000    13,823          9,823
  Registration fee               600        0           (600)
  Office Expense(Rent)         6,600     6,600            0
  Professional Fees            4,117     8,824          4,707
  Taxes 		       1,999     2,558            559
  Licenses & Permits             496       120          (376)
  Insurance                    7,300     1,726         (5,574)
  Filing Fees			 134       0            (134)
  Stock Repurchase		  50       50             0
  Popstage                        0         9             9
  Computer Repair                 0        160           160
  Loan Repaid                     0     20,685          20,685
  Miscellaneous                   0         0             0

                              27,379    55,458          28,079
                              -----------------------------------
INCOME (LOSS) before
Income Tax provision          (1,859)     757            2,616


Provision for Income Tax           0        0             0


NET INCOME (LOSS)             (1,859)     757            2,616
                              -----------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING DECEMBER 31, 2001

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