Form 10-Q
period 2002-03-31
BAGDAD CHASE INC
filed 2002-05-21
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended March 31, 2001

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

Shares of common stock issued and outstanding on March 31, 2001:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in prior 10 Q and 10 K reports continues production.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.


Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County, California, continues pouring of gold bars during the first 3 months of 2001 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF March 31, 2000 AND 2001

                                                         Increase or
                             Quarter Ended March  31     (Decrease)
                             ---------------------------------------
                             2000        2001
Current Assets

  Cash in Bank             $  8,627   $   2,505          (6,122)
  Investments                22,950      22,950            0
  Other current assets          0           0              0
  Income tax receivable         0           0              0
  from 1995 loss carry over
     Total Current Assets    31,577      25,455          (6,122)

Fixed Assets

  Mining Properties
  Equipment & Fixtures       74,140      74,140            0
  Golden Anchor Dev. Cost


Other Assets

  Deposits                   (32,675)   (32,675)            0
  Deferred Tax Benefit           0         0                0

     Total Other Assets          0         0                0

     TOTAL ASSETS             73,042     66,920           (6,122)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF March 31, 2000 AND 2001


                                                          Increase or
                               Quarter Ended March  31    (Decrease)
                               --------------------------------------
                               2000      2001
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Retained Earnings
                           ( 88,855 ) ( 91,514 )         (2,659)

   Net Income		      5,294     1,831            (3,463)


   TOTAL LIABILITIES
     & CAPITAL               73,042    66,920            (6,122)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED March 31, 2000 AND 2001
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended June  30    (Decrease)
                               ------------------------------------
                                2000      2001

REVENUE                     $  9,048     10,280        1,232

Less Operating Expense:

  Director's Expense              52        0           (52)
  Director's Fees                581        0           (581)
  Golden Anchor Costs             0         0             0
  Stedman Placer Costs            0         0             0
  Miscellaneous                   0         160          160
  Office Rent                   1,650     1,650           0
  Leasehold Rent                  0         0             0
  Professional Fees              650      5,214         4,564
  Taxes                          613      1,425          812
  Licenses & Permits             187        0           (187)
  Corporate Filing Fee            20        0            (20)
  Filing Fees                     0         0             0
                               3,754     8,449          4,695
                              --------------------------------
INCOME (LOSS) before
Income Tax provision           5,294     1,831         (3,463)


Provision for Income Tax           0        0             0


NET INCOME (LOSS)              5,294     1,831         (3,463)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING March 31, 2001

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