Form 10-Q
period 2002-06-30
BAGDAD CHASE INC
filed 2002-07-15
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended June 30, 2002

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

Shares of common stock issued and outstanding on June 30, 2002:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in the 1st and 2nd qrtr 10 Q reports continues production. No gold was sold during this reporting quarter.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.


Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of eastern San Bernardino County, California, continues pouring of gold bars during the third 3 months of 2002 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2002 AND 2001

                                                         Increase or
                             Quarter Ended June   30    (Decrease)
                             ---------------------------------------
                             2002        2001
Current Assets

  Cash in Bank             $  9,038   $   6,639          2,399
  Marketable Securities      83,086      83,086            0
  	Allowance for Cost  (76,836)    (76,836)	   0
  Income tax receivable         0           0              0

     Total Current Assets    15,288      12,889          2,399

Fixed Assets

  Field Equipment after
  Depreciation			0	    0		   0

  Machinery after
  Depreciation                  0           0              0

  Mine Development Cost     38,707      38,707             0

  Total Non-producing
  Mining Properties         20,833      20,833             0

    Total Fixed Assets	    59,540      59,540	           0


TOTAL ASSETS                74,828      72,429           2,399

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2002 AND 2001


                                                          Increase or
                               Quarter Ended June  30     (Decrease)
                               --------------------------------------
                               2002      2001
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0               0

   Total Current Liabilities $   0     $   0               0

Long Term Liabilities        $   0     $   0               0

   Deferred Income Taxes     $   0     $   0               0

     TOTAL LIABILITIES       $   0     $   0               0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated deficit     (230,468) (230,468)		    0

   Retained Earnings          3,834     3,076              758

   Net Income                 8,802     7,160		  1,642
  TOTAL LIABILITIES
     & CAPITAL               74,828    72,429             2,399

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended June  30    (Decrease)
                               ------------------------------------
                                2002      2001

REVENUE                     $   0        7,930         (7,930)

Less Operating Expense:

  Administration & Travel         0        0             0
  Director's Fees                 0        0             0
  Golden Anchor Costs             0        0             0
  Stedman Placer Costs            0        0             0
  Miscellaneous                   62       59            3
  Office Expense               1,650     1,650           0
  Insurance                    2,065       0           2,065
  Leasehold Rent                  0        0             0
  Professional Fees              650      650            0
  Taxes & Licenses             1,300      242          1,058
  Telephone                       0        0             0
  Filing Fees                     0        0             0
        TOTAL                  5,727     2,601         3,126
                              --------------------------------
INCOME (LOSS) before
Income Tax provision          (5,727)    5,329        (11,056)

Provision for Income Tax           0        0             0

NET INCOME (LOSS)             (5,727)    5,329        (11,056)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING JUNE 30, 2002

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