Form 10-K
period 2002-12-31
BAGDAD CHASE INC
filed 2003-01-28
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10K

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended DECEMBER 31, 2002

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

Shares of common stock issued and outstanding on December 31, 2002:
              1,689,921 Number of Shareholders:  582.

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

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF DECEMBER 31, 2002 AND 2001

                                                         Increase or
                             Quarter Ended DECEMBER 31 (Decrease)
                             ---------------------------------------
                             	2002        2001
Current Assets

  Cash in Bank             $  2,402    $   236           2,165
  Other current assets
  Marketable eqty securities 83,086      83,086		   0
  Allowance for cost        (76,836)    (76,836)           0
  Total Other Current Assets  6,250       6,250            0
  Total Current Assets        8,652       6,486          2,165

Fixed Assets

  Field Equipment             9,495       9,495            0
  Depreciation		     (9,495) 	 (9,495)	   0
  Machinery & Equipment       2,178       2,178            0
  Depreciation               (2,178)     (2,178) 	   0
  Mine Development Cost      38,707      38,707            0
  Non-producing Properties   20,833      20,833            0
  Total Fixed Assets         59,540      59,540            0

TOTAL ASSETS                 68,192      66,026          2,165


              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF DECEMBER 31, 2002 AND 2001




                                                          Increase or
                               Quarter Ended DECEMBER  31  (Decrease)
                               --------------------------------------
                               2002      2001
LIABILITIES AND CAPITAL

Current Liabilities

  Accounts Payable           $  800     $ 800              0

  Total Current Liabilities  $  800     $ 800              0

Long Term Liabilities        $   0      $  0               0

 TOTAL LIABILITIES           $  800     $ 800              0


CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921            0

Paid in Capital
(below par)               (1,396,461)(1,396,461)           0

Accumulated Deficit        (230,468)  (230,468)  	   0

Retained Earnings          3,834       3,076             758

Net Income                 2,165        758             1,408

Total Equity               68,992     66,826	        2,165
   TOTAL LIABILITIES
     & CAPITAL             68,192     66,026            2,165

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended DECEMBER 31   (Decrease)
                               ------------------------------------
                                2002      2001

REVENUE                     $ 42,935     56,216        13,281

Less Operating Expense:

  Shareholder List               62         0             62
  Recording Fees                  0         24            24
  Copies                          0         10            10
  Director's expense & travel     0         59          ( 59)
  Agent Fee			 810	   810		  0
  Director's Fees                 0         0             0
  Assessments                  24,300    13,823         10,477
  Registration fee               0          0             0
  Office Expense(Rent)         6,600     6,600            0
  Professional Fees            2,600     8,824          6,224
  Taxes 		       3,923     2,558          1,365
  Licenses & Permits             326       120            206
  Insurance                    2,065     1,726            339
  Filing Fees			 20         0             20
  Stock Repurchase		  0         0             0
  Popstage                        0         9            (9)
  Computer Repair                 0         0             0
  Loan Repaid                     0     20,685         (20,685)
  Bank Service Charge             63        0             63
  Miscellaneous                   0         0             0

                              40,769     55,458        (14,689)
                              -----------------------------------
INCOME (LOSS) before
Income Tax provision          2,165       758            1,408


Provision for Income Tax           0        0             0


NET INCOME (LOSS)             2,165       758            1,408
                              -----------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING DECEMBER 31, 2002

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