Form 10-Q
period 2003-03-31
BAGDAD CHASE INC
filed 2003-05-05
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended March 31, 2003

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

Shares of common stock issued and outstanding on March 31, 2003:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in prior reports continues production. 30 oz. gold was sold during this reporting quarter.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.


Viceroy Resources, holder of the lease agreement on the Oro Belle property in the Castle Mountain District of Eastern San Bernardino County, California, continues pouring of gold bars during the first 3 months of 2003 from its large production plant.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 2002 AND 2003

                                                         Increase or
                             Quarter Ended June   30    (Decrease)
                             ---------------------------------------
                             2002        2003
Current Assets

  Cash in Bank             $ 14,765   $   5,452          (9,313)
  Marketable Securities      83,086      83,086            0
  	Allowance for Cost  (76,836)    (76,836)	   0
  Income tax receivable         0           0              0

     Total Current Assets    21,015      11,702          (9,313)

Fixed Assets

  Field Equipment after       9,495	  9,495		   0
  Depreciation		     (9,495)	 (9,495)	   0

  Machinery after
  Depreciation                  0           0              0

  Mine Development Cost     38,707      38,707             0

  Total Non-producing
  Mining Properties         20,833      20,833             0

    Total Fixed Assets	    59,540      59,540	           0


TOTAL ASSETS                80,555      71,242           (9,313)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 2002 AND 2003


                                                          Increase or
                               Quarter Ended June  30     (Decrease)
                               --------------------------------------
                               2002      2003
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $  (800)  $ (800)             0

   Total Current Liabilities $  (800)  $ (800)             0

Long Term Liabilities        $   0     $   0               0

   Deferred Income Taxes     $   0     $   0               0

     TOTAL LIABILITIES       $  (800)  $ (800)             0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated deficit     (230,468) (230,468)		    0

   Retained Earnings          3,834     5,999             2,165

   Net Income                14,528     3,050		(11,478)
  TOTAL LIABILITIES
     & CAPITAL               80,555    71,242            (9,313)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended June  30    (Decrease)
                               ------------------------------------
                                2002      2003

REVENUE                     $  17,853    10,075       (7,778)

Less Operating Expense:

  Administration & Travel         0        0             0
  Director's Fees                 0       400           400
  Bank Service Charges            0        37            37
  Golden Anchor Costs             0        0             0
  Stedman Placer Costs            0        0             0
  Miscellaneous                   0        0             0
  Office Rent                  1,650     1,650           0
  Insurance                       0        0             0
  Leasehold Rent                  0        0             0
  Professional Fees              650     2,325         1,675
  State Taxes                    800      800            0
  Property Taxes                  0      1,578         1,578
  Licenses & Permits             242      210            6
  Filing Fees                     20       25            5
        TOTAL                  3,324     7,025         3,701
                              --------------------------------
INCOME (LOSS) before
Income Tax provision          14,529     3,050        (11,479)

Provision for Income Tax           0        0             0

NET INCOME (LOSS)             14,529     3,050        (11,479)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING MARCH 31, 2003

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