Form 10-Q
period 2003-06-30
BAGDAD CHASE INC
filed 2003-10-28
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended June 30, 2003

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

Shares of common stock issued and outstanding on June 30, 2003:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in the 1st qrtr 10 Q reports continues production. 20 oz. gold was sold during this reporting quarter.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2002 AND 2003

                                                         Increase or
                             Quarter Ended June   30    (Decrease)
                             ---------------------------------------
                             2002        2003
Current Assets

  Cash in Bank             $  9,038   $   5,460         (3,578)
  Marketable Securities      83,086      83,086            0
  	Allowance for Cost  (76,836)    (76,836)	   0
  Income tax receivable         0           0              0

     Total Current Assets    15,288      11,710          (3,578)

Fixed Assets

  Field Equipment after
  Depreciation			0	    0		   0

  Machinery after
  Depreciation                  0           0              0

  Mine Development Cost     38,707      38,707             0

  Total Non-producing
  Mining Properties         20,833      20,833             0

    Total Fixed Assets	    59,540      59,540	           0


TOTAL ASSETS                74,828      71,250           (3,578)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2002 AND 2003


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

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated deficit     (230,468) (230,468)		    0

   Retained Earnings          3,834     5,999             2,165

   Net Income                 8,802     3,059		 (5,743)
  TOTAL LIABILITIES
     & CAPITAL               74,828    71,250            (3,578)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended June  30    (Decrease)
                               ------------------------------------
                                2002      2003

REVENUE                     $     0      7,242         7,242

Less Operating Expense:

  Administration & Travel         0        0             0
  Director's Fees                 0        0             0
  Golden Anchor Costs             0        0             0
  Stedman Placer Costs            0        0             0
  Miscellaneous                   62       0             0
  Office Expense               1,650     1,650           0
  Insurance                    2,065       0           (2,065)
  Leasehold Rent                  0        0             0
  Professional Fees              650      650            0
  Taxes & Licenses             1,300      246          (1,054)
  Telephone                       0        0             0
  Filing Fees                     0        0             0
  Bank Service Charge             0        26            26
  Legal Fees                      0      4,662          4,662
        TOTAL                  5,727     7,234          1,507
                              --------------------------------
INCOME (LOSS) before
Income Tax provision          (5,727)      8            5,735

Provision for Income Tax           0       0              0

NET INCOME (LOSS)             (5,727)      8            5,735
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING JUNE 30, 2003

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