Form 10-Q
period 2003-09-30
BAGDAD CHASE INC
filed 2003-10-28
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended SEPTEMBER 30, 2003

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

Shares of common stock issued and outstanding on September 30, 2003:
              1,689,921 Number of Shareholders:  582.

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

5. Other Material Events: The Castle Mountain joint venture referenced in 1st and 2nd qrtr 10 Q reports continues production. During the 3rd quarter authorization was granted for the sale and wire transfer of the proceeds of 70 oz. of Gold to cover expenses and claim maintenance and assessments.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance and assessments.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 2003 AND 2002

                                                         Increase or
                             Quarter Ended SEPTEMBER 30 (Decrease)
                             ---------------------------------------
                             2003        2002
Current Assets

  Cash in Bank             $  (481)   $    361           (842)
  Investments                   0           0              0
  Other current assets       83,086      83,086            0
  Allowance for Cost        (76,836)    (76,836)           0
  Income tax receivable         0           0              0
  from 2001 loss carry over
     Total Current Assets     5,769       6,611          (842)

Fixed Assets

  Field Equipment             9,495       9,495            0
  Depreciation               (9,495)     (9,495)	   0
  Machinery & Equipment       2,178       2,178            0
  Depreciation               (2,178)     (2,178)	   0
  Mine Development Cost      38,707      38,707            0
  Non-producing Properties   20,833      20,833            0
     Total Fixed Assets      59,540      59,540            0


TOTAL ASSETS                 65,309     66,151           (842)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 2003 AND 2002




                                                          Increase or
                               Quarter Ended SEPTEMBER  30  (Decrease)
                               --------------------------------------
                               2003      2002
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0                 0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0                 0

Long Term Liabilities        $   0     $   0                 0

   Deferred Income Taxes     $   0     $   0                 0

     TOTAL LIABILITIES       $   0     $   0                 0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated Deficit     (230,468)  (230,468)             0

   Retained Earnings          5,999      3,834             2,165

   Net Income                (2,883)       124		  (3,007)

   Total Equity              66,109     66,951             (842)
   TOTAL LIABILITIES
     & CAPITAL               65,309     66,151             (842)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended SEPTEMBER 30   (Decrease)
                               ------------------------------------
                                2002      2003

REVENUE                     $  18,748     25,208        6,460

Less Operating Expense:

  Director's expense & travel     0        14             14
  Director's Fees                 0        0              0
  Bank Fees                       15       30             15
  Assessment/ Claim Maint.    24,300     4,600         (19,700)
  Stedman Placer Costs            0        0              0
  Registration/Agent Fee         810     2,200          1,390
  Office Expense(Rent)         1,650     1,650            0
  Professional Fees              650      650             0
  Taxes & Licenses                0         0             0
  Insurance                       0     21,980          21,980
  Miscellaneous                   0        25             25
                              27,425    31,149           3,724
                              --------------------------------
NET INCOME (LOSS)            (8,677)   (5,941)           2,736
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING SEPTEMBER 30, 2003

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