Form 10-K
period 2003-12-31
BAGDAD CHASE INC
filed 2004-07-21
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10K

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended DECEMBER 31, 2003

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

Shares of common stock issued and outstanding on December 31, 2003:
              1,689,921 Number of Shareholders:  582.

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

8.   Statement of Compliance

The company continues efforts to remain in compliance with electronic filing requirements. Company has expended all the costs required to bring its internal computers into conformance.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF DECEMBER 31, 2002 AND 2003

                                                         Increase or
                             Quarter Ended DECEMBER 31 (Decrease)
                             ---------------------------------------
                             	2002        2003
Current Assets

  Cash in Bank             $  2,402    $   2,638          236
  Other current assets
  Marketable eqty securities 83,086      83,086		   0
  Allowance for cost        (76,836)    (76,836)           0
  Total Other Current Assets  6,250       6,250            0
  Total Current Assets        8,652       8,888           236

Fixed Assets

  Field Equipment             9,495       9,495            0
  Depreciation		     (9,495) 	 (9,495)	   0
  Machinery & Equipment       2,178       2,178            0
  Depreciation               (2,178)     (2,178) 	   0
  Mine Development Cost      38,707      38,707            0
  Non-producing Properties   20,833      20,833            0
  Total Fixed Assets         59,540      59,540            0

TOTAL ASSETS                 68,192      68,428           236


              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF DECEMBER 31, 2002 AND 2003




                                                          Increase or
                               Quarter Ended DECEMBER  31  (Decrease)
                               --------------------------------------
                               2002      2003
LIABILITIES AND CAPITAL

Current Liabilities

  Accounts Payable           $  800     $ 800              0

  Total Current Liabilities  $  800     $ 800              0

Long Term Liabilities        $   0      $  0               0

 TOTAL LIABILITIES           $  800     $ 800              0


CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921            0

Paid in Capital
(below par)               (1,396,461)(1,396,461)           0

Accumulated Deficit        (230,468)  (230,468)  	   0

Retained Earnings          3,834       5,999            2,165

Net Income                 2,165        236            (1,929)

Total Equity               68,992     69,228	         236
   TOTAL LIABILITIES
     & CAPITAL             68,192     68,428             236

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2003
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended DECEMBER 31   (Decrease)
                               ------------------------------------
                                2002      2003

REVENUE                     $ 42,935     50,249         7,314

Less Operating Expense:

  Shareholder List               62         0            (62)
  Recording Fees                  0         0             0
  Copies                          0         0             0
  Director's expense & travel     0         0             0
  Agent Fee			 810	  2,200		1,390
  Director's Fees                 0        400           400
  Assessments                  24,300    26,580         2,280
  Registration fee               0          0             0
  Office Expense(Rent)         6,600     6,600            0
  Professional Fees            2,600     8,937          6,337
  Taxes 		       3,923     4,603            680
  Licenses & Permits             326       334            8
  Insurance                    2,065        0           (2,065)
  Filing Fees			 20        50             30
  Stock Repurchase		  0         0             0
  Popstage                        0         0             0
  Computer Repair                 0         200          200
  Loan Repaid                     0         0             0
  Bank Service Charge             63       108            45
  Miscellaneous                   0         0             0

                              40,769     50,013         9,244
                              -----------------------------------
INCOME (LOSS) before
Income Tax provision          2,165       236           (1,929)


Provision for Income Tax          0         0             0


NET INCOME (LOSS)             2,165       236           (1,929)
                              -----------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING DECEMBER 31, 2003

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