Form 10-Q
period 2004-03-31
BAGDAD CHASE INC
filed 2004-07-21
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended March 31, 2004

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

Shares of common stock issued and outstanding on March 31, 2004:
              1,689,921 Number of Shareholders:  582.

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

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 2004 AND 2003

                                                         Increase or
                             Quarter Ended June   30    (Decrease)
                             ---------------------------------------
                             2004        2003
Current Assets

  Cash in Bank             $ 14,765   $   5,452          (9,313)
  Marketable Securities      83,086      83,086            0
  	Allowance for Cost  (76,836)    (76,836)	   0
  Income tax receivable         0           0              0

     Total Current Assets    21,015      11,702          (9,313)

Fixed Assets

  Field Equipment after       9,495	  9,495		   0
  Depreciation		     (9,495)	 (9,495)	   0

  Machinery after
  Depreciation                  0           0              0

  Mine Development Cost     38,707      38,707             0

  Total Non-producing
  Mining Properties         20,833      20,833             0

    Total Fixed Assets	    59,540      59,540	           0


TOTAL ASSETS                80,555      71,242           (9,313)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 2004 AND 2003


                                                          Increase or
                               Quarter Ended June  30     (Decrease)
                               --------------------------------------
                               2004      2003
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $  (800)  $ (800)             0

   Total Current Liabilities $  (800)  $ (800)             0

Long Term Liabilities        $   0     $   0               0

   Deferred Income Taxes     $   0     $   0               0

     TOTAL LIABILITIES       $  (800)  $ (800)             0

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

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended June  30    (Decrease)
                               ------------------------------------
                                2004      2003

REVENUE                     $     0     10,075       (10,075)

Less Operating Expense:

  Administration & Travel         0        0             0
  Director's Fees                 0       400          (400)
  Bank Service Charges            0        37           (37)
  Golden Anchor Costs             0        0             0
  Stedman Placer Costs            0        0             0
  Miscellaneous                   0        0             0
  Office Rent                  1,650     1,650           0
  Insurance                       0        0             0
  Leasehold Rent                  0        0             0
  Professional Fees              300     2,325         (2,025)
  State Taxes                     0      800            (800)
  Property Taxes               1,610     1,578          32
  Licenses & Permits             219      210            9
  Filing Fees                     20       25            0
        TOTAL                  3,804     7,025         3,701
                              --------------------------------
INCOME (LOSS) before
Income Tax provision          (3,804)    3,050        (6,854)

Provision for Income Tax           0        0             0

NET INCOME (LOSS)             (3,804)    3,050        (6,854)
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING MARCH 31, 2004

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