Form 10-Q
period 2004-06-30
BAGDAD CHASE INC
filed 2004-07-21
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended June 30, 2004

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

Shares of common stock issued and outstanding on June 30, 2004:
              1,689,921 Number of Shareholders:  582.

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

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2004 AND 2003

                                                         Increase or
                             Quarter Ended June   30    (Decrease)
                             ---------------------------------------
                             2004        2003
Current Assets

  Cash in Bank             $  97     $   5,460         (5,363)
  Marketable Securities      83,086      83,086            0
  	Allowance for Cost  (76,836)    (76,836)	   0
  Income tax receivable         0           0              0

     Total Current Assets     6,347     11,710         (5,363)

Fixed Assets

  Field Equipment after
  Depreciation			0	    0		   0

  Machinery after
  Depreciation                  0           0              0

  Mine Development Cost     38,707      38,707             0

  Total Non-producing
  Mining Properties         20,833      20,833             0

    Total Fixed Assets	    59,540      59,540	           0


TOTAL ASSETS                65,887      71,250          (5,363)

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2004 AND 2003


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

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated deficit     (230,468) (230,468)		    0

   Retained Earnings          6,235     5,999              236

   Net Income                (2,541)    3,059		 (5,599)
  TOTAL LIABILITIES
     & CAPITAL               65,887    71,250            (5,363)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended June  30    (Decrease)
                               ------------------------------------
                                2004      2003

REVENUE                     $ 11,995     7,242         4,753
Bank Service Charge Reversal     16        0             16

Less Operating Expense:

  Administration & Travel         0        0             0
  Director's Fees              1,600       0           1,600
  Golden Anchor Costs             0        0             0
  Stedman Placer Costs            0        0             0
  Miscellaneous                  106       0            106
  Office Expense               1,650     1,650           0
  Insurance                       0        0             0
  Leasehold Rent                  0        0             0
  Professional/Legal Fees      6,964     5,312         1,652
  Taxes & Licenses               370      246           124
  Telephone                       0        0             0
  Filing Fees                     57       0             57
  Bank Service Charge             0        26           (26)
        TOTAL                  10,732    7,234         3,498
                              --------------------------------
INCOME (LOSS) before
Income Tax provision            1,263      8           1,255

Provision for Income Tax           0       0              0

NET INCOME (LOSS)               1,263      8           1,255
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING JUNE 30, 2004

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