Form 10-Q
period 2004-09-30
BAGDAD CHASE INC
filed 2005-04-20
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended SEPTEMBER 30, 2004

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

Shares of common stock issued and outstanding on September 30, 2004:
              1,689,921 Number of Shareholders:  582.

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

5.  Other Material Events:  The Castle Mountain joint venture referenced in
1st and 2nd qrtr 10 Q reports continues production. During the 3rd quarter authorization was granted for the sale of gold and wire transfer of the proceeds to cover expenses and claim maintenance and assessments.

6.  Exhibits and Reports on Form
    (a) Not applicable
    (b) Not applicable

7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

No effort was extended nor further funds expended on the Golden Anchor property or the Stedman Mining District claims except for necessary claim maintenance and assessments.

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 2003 AND 2004

                                                         Increase or
                             Quarter Ended SEPTEMBER 30 (Decrease)
                             ---------------------------------------
                             2003        2004
Current Assets

  Cash in Bank             $   909   $   7,151           6,242
  Investments                   0           0              0
  Other current assets       83,086      83,086            0
  Allowance for Cost        (76,836)    (76,836)           0
  Income tax receivable         0           0              0
  from 2001 loss carry over
     Total Current Assets     7,159      13,401          6,242

Fixed Assets

  Field Equipment             9,495       9,495            0
  Depreciation               (9,495)     (9,495)	   0
  Machinery & Equipment       2,178       2,178            0
  Depreciation               (2,178)     (2,178)	   0
  Mine Development Cost      38,707      38,707            0
  Non-producing Properties   20,833      20,833            0
     Total Fixed Assets      59,540      59,540            0


TOTAL ASSETS                 66,699      72,941          6,242

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 2003 AND 2004




                                                          Increase or
                               Quarter Ended SEPTEMBER  30  (Decrease)
                               --------------------------------------
                               2003      2004
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $   0     $   0               0
   Accrued Income Taxes

   Total Current Liabilities $   0     $   0               0

Long Term Liabilities        $   0     $   0               0

   Deferred Income Taxes     $   0     $   0               0

     TOTAL LIABILITIES       $   0     $   0               0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated Deficit     (230,468)  (230,468)             0

   Retained Earnings          5,999      7,610             1,611

   Net Income                (1,493)     3,138		   4,630

   Total Equity              67,499     73,741             6,242
   TOTAL LIABILITIES
     & CAPITAL               66,699     72,941             6,242

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended SEPTEMBER 30   (Decrease)
                               ------------------------------------
                                2004      2003

REVENUE                     $  44,169     25,208        18,961

Less Operating Expense:

  Director's expense & travel     0        14            (14)
  Director's Fees                 0        0              0
  Bank Fees                       30       30             0
  Assessment/ Claim Maint.        0      4,600          (4,600)
  Stedman Placer Costs        31,375    21,980           9,395
  Registration/Agent Fee         600     2,200          (1,600)
  Office Expense(Rent)         1,650     1,650            0
  Professional Fees            2,325       650           1,675
  Taxes & Licenses             1,731        0            1,731
  Insurance                    1,707        0            1,707
  Miscellaneous                  10        25            (15)
                              39,428    31,149           8,279
                              --------------------------------
NET INCOME (LOSS)             4,741     (5,941)         10,682
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING SEPTEMBER 30, 2004

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