Form 10-K
period 2004-12-31
BAGDAD CHASE INC
filed 2005-04-20
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10K

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended DECEMBER 31, 2004

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

Shares of common stock issued and outstanding on December 31, 2004:
              1,689,921 Number of Shareholders:  582.

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

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF DECEMBER 31, 2004 AND 2003

                                                         Increase or
                             Quarter Ended DECEMBER 31 (Decrease)
                             ---------------------------------------
                             	2004        2003
Current Assets

  Cash in Bank             $    905    $   4,013         (3,108)
  Other current assets
  Marketable eqty securities 83,086      83,086		   0
  Allowance for cost        (76,836)    (76,836)           0
  Total Other Current Assets  6,250       6,250            0
  Total Current Assets        7,155      10,263          (3,108)

Fixed Assets

  Field Equipment             9,495       9,495            0
  Depreciation		     (9,495) 	 (9,495)	   0
  Machinery & Equipment       2,178       2,178            0
  Depreciation               (2,178)     (2,178) 	   0
  Mine Development Cost      38,707      38,707            0
  Non-producing Properties   20,833      20,833            0
  Total Fixed Assets         59,540      59,540            0

TOTAL ASSETS                 66,695      69,803          (3,108)


              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF DECEMBER 31, 2004 AND 2003




                                                          Increase or
                               Quarter Ended DECEMBER  31  (Decrease)
                               --------------------------------------
                               2004      2003
LIABILITIES AND CAPITAL

Current Liabilities

  Accounts Payable           $  800     $ 800              0

  Total Current Liabilities  $  800     $ 800              0

Long Term Liabilities        $   0      $  0               0

 TOTAL LIABILITIES           $  800     $ 800              0


CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921            0

Paid in Capital
(below par)               (1,396,461)(1,396,461)           0

Accumulated Deficit        (230,468)  (230,468)  	   0

Retained Earnings          7,610       5,999            2,165

Net Income                (3,108)      1,611           (4,719)

Total Equity               67,495     70,603	       (3,108)
   TOTAL LIABILITIES
     & CAPITAL             66,695     69,803           (3,108)

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended DECEMBER 31   (Decrease)
                               ------------------------------------
                                2004      2003

REVENUE                     $ 56,164     50,249         5,915
Loan			       1,000       0            1,000

Less Operating Expense:

  Shareholder List                0         0             0
  Recording Fees                  0         0             0
  Copies                          0         0             0
  Director's expense & travel     0         0             0
  Agent Fee			  0         810		(810)
  Director's Fees               1,600       400         1,200
  Assessments                  31,375    26,580         4,795
  Registration fee                0         0             0
  Office Expense(Rent)          6,600     6,600           0
  Professional Fees            10,239     8,937         1,302
  Taxes 		        4,533     4,603          (70)
  Licenses & Permits             347       334            13
  Insurance                    1,707        0           1,707
  Filing Fees			 25        50            (25)
  Stock Repurchase		  0         0             0
  Popstage                        0         0             0
  Computer Repair                 0        200          (200)
  Loan Repaid                  2,600        0           2,600
  Bank Service Charge            129       123            6
  Miscellaneous                  110        0            110

                              59,272     48,638        10,634
                              -----------------------------------
INCOME (LOSS) before
Income Tax provision         (3,108)      1,611        (4,719)


Provision for Income Tax          0         0             0


NET INCOME (LOSS)            (3,108)      1,611        (4,719)
                              -----------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING DECEMBER 31, 2004

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