Form 10-Q
period 2005-03-31
BAGDAD CHASE INC
filed 2005-04-20
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the Quarter Ended March 31, 2005

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

Shares of common stock issued and outstanding on March 31, 2005:
              1,689,921 Number of Shareholders:  582.

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

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 2004 AND 2005

                                                       Increase or
                             Quarter Ended March 31    (Decrease)
                             ---------------------------------------
                             2004        2005
Current Assets

  Cash in Bank             $   209    $   6,362          6,152
  Marketable Securities      83,086      83,086            0
  	Allowance for Cost  (76,836)    (76,836)	   0
  Income tax receivable         0           0              0

     Total Current Assets     6,459      12,611          6,152

Fixed Assets

  Field Equipment after       9,495	  9,495		   0
  Depreciation		     (9,495)	 (9,495)	   0

  Machinery after
  Depreciation                  0           0              0

  Mine Development Cost     38,707      38,707             0

  Total Non-producing
  Mining Properties         20,833      20,833             0

    Total Fixed Assets	    59,540      59,540	           0


TOTAL ASSETS                65,999      72,151           6,152

              PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                          BAGDAD CHASE, INC.
            COMPARATIVE STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 2004 AND 2005


                                                         Increase or
                               Quarter Ended March 31    (Decrease)
                               --------------------------------------
                               2004      2005
LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $  (800)  $ (800)             0

   Total Current Liabilities $  (800)  $ (800)             0

Long Term Liabilities        $   0     $   0               0

   Deferred Income Taxes     $   0     $   0               0

     TOTAL LIABILITIES       $  (800)  $ (800)             0

CAPITAL

Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding in '93/'94     1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated deficit     (230,468) (230,468)		    0

   Retained Earnings          7,610     4,503            (3,108)

   Net Income                (3,804)    5,456		  9,260
  TOTAL LIABILITIES
     & CAPITAL               72,151    65,999             6,152

                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005
                             (UNAUDITED)

                                                        Increase or
                               Quarter Ended March 31    (Decrease)
                               ------------------------------------
                                2004      2005

REVENUE                     $     0      8,618         8,618

Less Operating Expense:

  Administration & Travel         0        0             0
  Director's Fees                 0        0             0
  Bank Service Charges            0        15            15
  Golden Anchor Costs             0        0             0
  Stedman Placer Costs            0        0             0
  Miscellaneous                   0        0             0
  Office Rent                  1,650     1,650           0
  Insurance                       0        0             0
  Leasehold Rent                  0        0             0
  Professional Fees              300     650            350
  State Taxes                     0        0             0
  Property Taxes               1,610      822           788
  Licenses & Permits             219       0           (219)
  Filing Fees                     25       25            0
        TOTAL                  3,804     3,162         (642)
                              --------------------------------
INCOME (LOSS) before
Income Tax provision          (3,804)    5,456         9,260

Provision for Income Tax           0        0             0

NET INCOME (LOSS)             (3,804)    5,456         9,260
                              --------------------------------



                PLEASE SEE ACCOUNTANT'S LAST COMPILATION REPORT

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING MARCH 31, 2005

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