Form 10-Q
period 2005-06-30
BAGDAD CHASE INC
filed 2005-11-28
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON D.C. 20549

                            FORM 10Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.

               For the Quarter Ended June 30, 2005

                      Commission File #07883


			BAGDAD CHASE, INC.

State of Incorporation:  Nevada               I.R.S. I.D. 95-236978

Address of Principal Executive Office:  359 San Miguel Dr., Suite 202
                                        Newport Beach, CA 92660

Registrants Telephone Number including Area Code: (949))644-4633

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $1.00 par value common stock.

BAGDAD CHASE, INC. is currently not registered with any exchange.

Shares of common stock issued and outstanding on June 30, 2005:
              1,689,121 Number of Shareholders:  282.


The registrant has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing
requirements for the past ninety (90) days.   X Yes     No

			PART I - FINANCIAL INFORMATION

1.  Financial Statements


                          BAGDAD CHASE, INC.
            	     COMPARATIVE BALANCE SHEET
          FOR THE THREE MONTHS ENDED June 30, 2004 AND 2005
			    (Unaudited)


                             2004        2005            CHANGE
CURRENT ASSETS

  Cash in Bank             $  1,409    $  6,362          6,152
  Marketable Securities      83,086      83,086            0
  	Allowance for Cost  (76,836)    (76,836)	   0
  Income tax receivable         0           0              0

     Total Current Assets     7,659      12,611          6,152

FIXED ASSETS

  Field Equipment after       9,495	  9,495		   0
  Depreciation		     (9,495)	 (9,495)	   0

  Machinery after
  Depreciation                  0           0              0

  Mine Development Cost     38,707      38,707             0

  Total Non-producing
  Mining Properties         20,833      20,833             0

    Total Fixed Assets	    59,540      59,540	           0


TOTAL ASSETS                67,199      72,151           6,152


LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $  (800)  $ (800)             0

   Total Current Liabilities $  (800)  $ (800)             0

Long Term Liabilities        $   0     $   0               0

   Deferred Income Taxes     $   0     $   0               0

     TOTAL LIABILITIES       $  (800)  $ (800)             0

CAPITAL
Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding                1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated deficit     (230,468) (230,468)		    0

   Retained Earnings          7,610     4,503            (3,108)

   Net Income                (3,804)    5,456		  9,260

TOTAL LIABILITIES
& EQUITY                   $ 65,999  $ 72,151             6,152


                            BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED JuNe 30, 2004 AND 2005
                             (UNAUDITED)

                                2004      2005 	       CHANGE

REVENUE                     $     0      8,618         8,618

Less Operating Expense:

  Administration & Travel         0        0             0
  Director's Fees                 0        0             0
  Bank Service Charges            0        15            15
  Golden Anchor Costs             0        0             0
  Stedman Placer Costs            0        0             0
  Miscellaneous                   0        0             0
  Office Rent                  1,650     1,650           0
  Insurance                       0        0             0
  Leasehold Rent                  0        0             0
  Professional Fees              300     650            350
  State Taxes                     0        0             0
  Property Taxes               1,610      822           788
  Licenses & Permits             219       0           (219)
  Filing Fees                     25       25            0
        TOTAL                  3,804     3,162         (642)
                              --------------------------------
INCOME (LOSS) before
Income Tax provision          (3,804)    5,456         9,260

Provision for Income Tax           0        0             0

NET INCOME (LOSS)             (3,804)    5,456         9,260
                              --------------------------------

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

There were no Registrant activities effecting any change in its financial condition during this reporting period.


3.  Quantitative and Qualitative Disclosure About Market Risk

The last known trade for registrants stock was at $0.25 per share.
In as much as there has been no market for registrants stock for over 2 decades, and that purchases of the stock have been limited to estate closures the risk to shareholders is great.

4.  Controls and Procedures

In light of the limited activities of registrant over the last two decades, the board of directors of registrant implemented a simple system of controls and procedures including monthly basic bookkeeping, involving updating of check register and payment of rent and other related expenses which are minimal; delivery of monthly financials to all board members; and, completion and electronic submission of 10Q and 10K reports via the EDGAR system. By using the QuickBooks commercial bookkeeping program registrants principal officers have reasonable assurances regarding the reliability and accuracy of the financial information; in particular, because no acquisition, use or disposition of assets is done without prior approval. Further, annual reconciliation and formal accounting is conducted by the registrants Certified Public Accountant, Donald C. Collie, CPA. Following this reporting quarter, Registrants Board approved a Code of Ethics.

			PART II - OTHER INFORMATION

1. Legal Proceedings

During the reporting period, Bagdad Chase, Inc. was not subject to any material legal proceedings.


2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.


3.  Defaults Upon Senior Securities

None.

4.  Submission of Matters to a Vote of Security Holders.

During the reporting period, no matters were submitted to a vote of security holders.


5.  Other Information

None.


6.  Exhibits

Herein incorporated by this reference are all documents submitted by Registrant with the revised 10K filing for the year ending 2004 and revised 10Q for the first quarter in 2005.

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING June 30, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                          BAGDAD CHASE, INC.
                         a Nevada corporation




                        /s/ Phillip J. Buller
                        ----------------------------
                        PHILLIP J. BULLER, PRESIDENT





                        /s/ George Rodda, Jr.
                        -----------------------------
                        GEORGE RODDA, JR., Secretary,
                        Chief Financial Officer