Form 10-Q
period 2005-09-30
BAGDAD CHASE INC
filed 2005-11-28
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                               FORM 10Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the Quarter Ended SEPTEMBER 30, 2005

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

Shares of common stock issued and outstanding on September 30, 2005:
              1,689,121 Number of Shareholders:  282.


The registrant has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing
requirements for the past ninety (90) days.   X Yes     No

                                PART I - FINANCIAL INFORMATION

1.  Financial Statements


                          BAGDAD CHASE, INC.
            	      COMPARATIVE BALANCE SHEET
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
			    (Unaudited)


                             2005        2004           CHANGE
CURRENT ASSETS

  Cash in Bank             $ 23,190   $   7,151          16,039
  Investments                   0           0              0
  Marketable Securities      83,086      83,086            0
  	Allowance for Cost  (76,836)    (76,836)	   0
  Income tax receivable         0           0              0

     Total Current Assets    29,440      13,401          16,039

FIXED ASSETS

  Field Equipment after       9,495	  9,495		   0
  Depreciation		     (9,495)	 (9,495)	   0

  Machinery after
  Depreciation                  0           0              0

  Mine Development Cost     38,707      38,707             0

  Total Non-producing
  Mining Properties         20,833      20,833             0

    Total Fixed Assets	    59,540      59,540	           0


TOTAL ASSETS                88,980      72,941          16,039


LIABILITIES AND CAPITAL

Current Liabilities

   Accounts Payable          $  (800)  $ (800)             0

   Total Current Liabilities $  (800)  $ (800)             0

Long Term Liabilities        $   0     $   0               0

   Deferred Income Taxes     $   0     $   0               0

     TOTAL LIABILITIES       $  (800)  $ (800)             0

CAPITAL
Common Stock @ $1 par
4,000,000 shs authorized;
1,698,921 issued and
Outstanding                1,689,921  1,689,921             0

Paid in Capital
(below par)               (1,396,461)(1,396,461)            0

   Accumulated deficit     (230,468) (230,468)		    0

   Retained Earnings          4,503     7,610            (3,108)

   Net Income                22,285     3,138		 19,147

TOTAL LIABILITIES
& EQUITY                    $88,980   $72,941		$16,039


                          BAGDAD CHASE, INC.
             COMPARATIVE STATEMENT OF INCOME AND EXPENSE
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
			   (UNAUDITED)



                               2005      2004		CHANGE

REVENUE                     $ 51,798    44,169          7,629

Less Operating Expense:

  Director's expense & travel     0        0              0
  Director's Fees              1,600       0            1,600
  Bank Fees                       54       30              24
  Assessment/ Claim Maint.        0      4,600         (4,600)
  Stedman Placer Costs        25,500    31,375         (5,875)
  Registration/Agent Fee         600       600            0
  Office Expense(Rent)         1,650     1,650            0
  Professional Fees           14,075     2,325         11,750
  Taxes & Licenses             1,167     1,731          (564)
  Insurance                    1,704     1,707           (3)
  Legal Filing Fee		 296	   0		  296
  Miscellaneous                   36       10              26
  	TOTAL                 46,682    38,428          8,254
                              --------------------------------
NET INCOME (LOSS)             5,116     5,741           (625)
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

			PART II - OTHER INFORMATION

1. Legal Proceedings

During the reporting period, Bagdad Chase, Inc. initiated legal proceedings seeking specific performance on a past due obligtion. Specifically, Registrant is seeking information and documents that were to have been produced some years ago. It is anticipated that the suit will be resolved without the need for trial or great expense.


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

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10 Q

                FOR THE QUARTER ENDING September 30, 2005

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