Form 10-Q/A
period 2005-03-31
BAGDAD CHASE INC
filed 2006-12-22
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10Q (Amended)

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the Quarter Ended March 31, 2005

Commission File #07883

BAGDAD CHASE, INC.

State of Incorporation:  Nevada               I.R.S. I.D. 95-236978

Address of Principal Executive Office:
359 San Miguel Dr., Suite 202
Newport Beach, CA 92660

Registrant Telephone Number including Area Code: (949)644-4633

Securities registered pursuant to Section 12(b)of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
$1.00 par value common stock.

BAGDAD CHASE, INC. is currently not registered with any exchange.

Shares of common stock issued and outstanding on March 31, 2005:
1,689,121.

Number of Shareholders:  286.

The registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the
past ninety (90) days.   X Yes     No

			PART I FINANCIAL INFORMATION

1.  Financial Statements
Please see the financial statements attached hereto.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations Precious metals spot prices have had an upward trend during first quarter 2005 which directly and proximately influenced the value of the Registrant's mines. However, until precious metals are extracted and refined that value is speculatory. Registrant lacks the capital to actively mine its mineral properties. There have been no reportable transactions during this Quarter.

3.  Quantitative and Qualitative Disclosure about Market Risk
The last known trade for registrant's stock was at $0.25 per share. In as much as there has been no market for registrant's stock for over 2 decades, and that purchases of the stock have been limited to estate closures the risk to shareholders is great.

4.  Controls and Procedures
As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the company's management, including the President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and in light of the limited activities of registrant over the last two decades, the President and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management believes there is no material weakness in internal control. Accordingly, management has not changed its conclusion that the company's internal controls over financial reporting are designed and operating. Other than described herein, there have been no changes in our internal controls or in other factors that could materially affect the controls subsequent to the date the controls were evaluated. We have not identified or detected any material control weaknesses or material changes in our internal controls in previous filings. Further, annual reconciliation and formal accounting is conducted by the registrant's Certified Public Accountant, Donald C. Collie, CPA, PCAOB. Although Registrant believes it could qualify as a Voluntary Filer it continues to utilize the EDGAR electronic submittals of 10Q and 10K reports so that its shareholders may access the Commission's filing system.

			PART II  OTHER INFORMATION

1. Legal Proceedings
During the reporting period, Registrant was not and is not currently subject to any material legal proceedings.

2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

3.  Defaults Upon Senior Securities
None.

4.  Submission of Matters to a Vote of Security Holders.
During the reporting period, no matters were submitted to a vote of security holders.

5.  Other Information
None.

6.  Exhibits
None

BAGDAD-CHASE, Inc.

Financial Statements
Three Months March 31, 2005


CONTENTS

ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
Balance Sheets
Statements of Income (Loss) and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

To the Board of Directors
Bagdad-Chase, Inc.
Newport Beach, CA

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of March 31, 2005 and the related statements of income (loss) and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion. Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Donald C. Collie, CPA
December 14, 2006

Note 1 THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated under the laws of the State of Nevada on November 6, 1926. The Company issued one million shares of stock on December 12, 1926, in payment for mining claims. The corporate name was changed to Bagdad-Chase, Inc. on May 4, 1968, at a special stockholders' meeting. The Company primarily engages in leasing its property, consisting of patented and unpatented mining claims, and exploration income, sold at spot prices.

Cash and cash equivalents
Cash consists of deposits held in checking accounts.

Basis of accounting
For financial statement reporting, revenues are recognized when mining royalties received and costs are recognized when incurred.

Income taxes
The Financial Accounting Standards Board approved Statement of Financial Accounting Standards, No. 109 on accounting for income taxes. Generally, this standard requires a recalculation of deferred taxes in conformity with the liability method, in contrast to the deferred method currently in effect. The Company has elected to implement this accounting standard.

Marketable equity securities
Marketable equity securities are carried at lower of cost or market value with an allowance for excess of cost of marketable equity securities over market value.

Equipment and improvements
Equipment and improvements are stated at cost. Major renewals and improvements are charged to the property accounts while replacements, maintenance, and repairs which do not improve or extend the life of the respective assets are expensed currently. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation accounts are relieved of the applicable amounts and any gain or loss is recorded.

Earnings per share information
Earnings per share information is computed by dividing net income (loss) by the weighted average number of capital shares outstanding during the year.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

Depreciation is computed using the straight-line method for financial statement purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

		ASSETS 				ESTIMATED USEFUL LIVES
Office equipment & field equipment		5 years
Office furniture & Mining equipment		7 years

Depletion of mining properties of mining properties is computed using the units-of-production method.

NOTE 2  PROPERTY AND EQUIPMENT

Non-producing mining and equipment consist of the following at March 31:

					Three Months Ended
					March 31,

					2005		2004
Non-producing mining properties		59,541		59,541
Equipment				13,835		13,835
					73,376		73,376
Less: Accumulated depreciation		(13,835)	(13,835)
					$59,541		$59,541


Non-producing mining properties of $59,541 carried cost represent.
Ora Belle patents that were mined out by Viceroy and its successors and are no longer producing. Claims abandoned when operations were no longer profitable. The Ora Belle mining property once produced royalty income, plus a percentage of pooled mining income if it exceeded minimum royalty lease payments. Upon abandonment all royalty income terminated.

NOTE 3  REVENUES

The Company's entire gross revenue is derived from exploration income when the gold is sold at spot prices. Payments from exploration income are as follows:

					Three Months Ended
					March 31,

					2005		2004
Exploration Income			$8,618		$0



NOTE 4  MINING COSTS

The Company pays the Bureau of Land Management for mining claims in the Stedman Mining District of California, the Marshall Lake Mining District in Idaho and the Ore Bell Mining District in California. Collectively, all three mines contain gold, copper and silver mineralization. There are 243 lodes claims with an annual average of $125 fee paid to the Bureau of Land Management. Stedman Mining District has 197 claims, Marshall Lakes Mining District has 46 claims and Ore Bell Mining District has 0 claims. Annual claim costs increased from $100 in 2003 to $125 during 2004 and 2005.

					Three Months Ended
					March 31,

					2005		2004
Mining Costs				$0		$0


NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Also, the Company incurs annual office rent expense on a month-to-month basis, on a holdover status.

					Three Months Ended
					March 31,

					2005		2004
Legal Fees				$3,161		$0
Annual Office Rent			$1,650		$1,650


NOTE 6  MARKETABLE EQUITY SECURITIES

The Company exchanged 5,000 shares of Viceroy Gold Corporation stock for 500 shares of Viceroy Exploration Ltd. are 1,667 shares of Quest Capital Corporation on an annual basis and not adjusted quarterly.

						Three Months Ended
						March 31,
Available for Sale Securities			2005		2004

Cost Basis Equity Securities			$83,085		$83,085
Allowance for Securities Fair Market Value  	($79,692)	($79,692)
Fair Market Value				$3,393		$3,393

Total gains (loss) in other income (loss)	$0		$0


NOTE 7  EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years related to mineral exploration.

BAGDAD-CHASE, INC.
BALANCE SHEETS
(See Independent Accountant's
Review Report)
						Unaudited


					March 31, 2005	December 31, 2004

CURRENT ASSETS
Cash					$11,699			$9,411
Marketable equity securities,

carried at aggregate cost		 83,086		 	83,085
Allowance for excess of
     cost of Marketable

equity securities over
market value (Notes 1 & 6)		 (79,692) 	 	(79,692)


Prepaid mining costs         		  0			  0

Total current assets			 $3,395		 	$12,804

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)				 $73,376		 $73,376
Less accumulated depreciation		 (13,835)		 (13,835)

					  59,541		  59,541

OTHER ASSETS
	Deposits			  0			  0
	Total other assets		  0			  0

TOTAL ASSETS				 $74,635		 $72,345


LIABILITIES AND STOCKHOLDERS' EQUITY



					March 31, 2005	December 31, 2004
CURRENT LIABILITIES
	Accrued State Taxes			0		0
	   Total current liabilities	 	0		0

STOCKHOLDERS' EQUITY
	Common stock, $1.00 par value:
	   4,000,000 shares authorized:
	   1,689,121 issued and outstanding	$1,689,121	$1,689,121

Paid in capital below par		(1,395,085)		(1,395,085)

Accumulated deficit (Note 8)		(219,400)		(221,691)

TOTAL STOCKHOLDERS' EQUITY		$74,635			$72,345

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			$74,635			$72,345


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
(See Independent Accountant's Review Report)



						Unaudited

					   Three Months Ended
						 March 31,

					2005			2004

EXPLORATION INCOME  (Note 3)		$8,618			0



COSTS AND EXPENSES

Mining expenses (Note 4)		0			0
Depreciation (Note 2)			0			0
Registration Fees			0			0
Director fees				0			0
Newmont Records				0			0
Shareholder List			0			0
Resident Agent fee			0			0
Filing fee				30			25
Board Meeting				0			0
Bank Charges				15			0
Insurance				0			0
Interest Expense			0			0
Office expense				0			0
Legal fees (Note 5)			3,161			0
Professional fees			650			300
Rent (Note 5)				1,650			1,650
Taxes & licenses			822			1,829

					6,328			3,804

INCOME (LOSS) FROM OPERATIONS		2290			(3804)

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities	0			0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	0			0

INCOME (LOSS) BEFORE INCOME TAX		(2,290)			(3,804)

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0			0

NET INCOME (LOSS)			(2,290)			(3,804)

NET INCOME (LOSS) PER SHARE		 0.001			(0.002)

Number of shares of common stock used
to calculate earnings per share		1,689,121		1,689,121


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
(See Independent Accountant's Review Report)


						Unaudited

						   Three Months Ended
							  March 31,
						2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)				2,290		(3,804)
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation					0		0

Decrease in current assets			0		0

Unrealized loss on valuation of current
marketable equity securities			0		0

Net realized (gain) loss on
sale of current marketable equity securities	0		0

Decrease (Increase)				0		0
in other assets/ mining costs

(Increase) decrease in:
Deferred tax benefit
Increase (decrease) in
     accounts payable				0		(800)

Net Cash provided (Used)
by Operating Activities				2,290		(4,604)

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital
						0		575
NET INCREASE (DECREASE) IN CASH			(2,290)		(4,029)

CASH AT BEGINNING OF PERIOD			9,411		11,144

CASH AT END OF PERIOD				11,701		7,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes				0		0
Cash paid for interest				0		0


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bagdad Chase, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAGDAD CHASE, INC.
Date: December 20, 2006
By: /s/ Philip Buller
Philip Buller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bagdad Chase, Inc., and in the capacities and on the dates indicated.
Date			Title		Signature

December 20, 2006 	President	/s/ Philip Buller
					Philip Buller

December 20, 2006 	C.F.O.		/s/ George Rodda,Jr.
					George Rodda,Jr

Directors:

December 20, 2006	Director	/s/ Paul Buller
					Paul Buller

December 20, 2006	Director	/s/ Kermit Skeie
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this Amended 1st Quarter (2005) 10Q report of
Bagdad Chase,Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this Amended 1st Quarter (2005) 10Q report of
Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly
Report of BAGDAD CHASE, INC. (the Company) on Form 10-Q/A for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: December 20, 2006
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer