Form 10-Q/A
period 2005-06-30
BAGDAD CHASE INC
filed 2006-12-26
CIK 9128

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

2.  Managements Discussion and Analysis of Financial
Condition and Results of Operations
There were no Registrant activities effecting any change in its financial condition during this reporting period.

3.  Quantitative and Qualitative Disclosure About Market
Risk
The last known trade for registrants stock was at $0.25 per share. In as much as there has been no market for registrant's stock for over 2 decades and that purchases of the stock have been limited to estate closures, the risk to shareholders is great.

4.  Controls and Procedures

As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the companys management, including the President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and in light of the limited activities of registrant over the last two decades, the President and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management believes there is no material weakness in internal control. Accordingly, management has not changed its conclusion that the companys internal controls over financial reporting are designed and operating. Other than described herein, there have been no changes in our internal controls or in other factors that could materially affect the controls subsequent to the date the controls were evaluated. We have not identified or detected any material control weaknesses or material changes in our internal controls in previous filings.
Further, annual reconciliation and formal accounting is conducted by the registrants Certified Public Accountant, Donald C. Collie, CPA, PCAOB. Although Registrant believes it could qualify as a Voluntary Filer it continues to utilize the EDGAR electronic submittals of 10Q and 10K reports so that its shareholders may access the Commission's filing system. Further, during this reporting quarter, Registrant's Board approved a Code of Ethics.

			PART II OTHER INFORMATION

1. Legal Proceedings
During the reporting period, Bagdad Chase, Inc. was not subject to any material legal proceedings.

2.  Unregistered Sales of Equity Securities and Use of
Proceeds
None.

3.  Defaults Upon Senior Securities
None.

4.  Submission of Matters to a Vote of Security Holders.
During the reporting period, no matters were submitted to a vote of security holders.

5.  Other Information
None.

6.  Exhibits
None.

BAGDAD-CHASE, Inc.

Financial Statements
Six Months June 30, 2005

CONTENTS
ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
Balance Sheets
Statements of Income (Loss) and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

To the Board of Directors
Bagdad-Chase, Inc.
Newport Beach, CA

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of June 30, 2005 and the related statements of income (loss) and accumulated deficit , and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc.

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

NOTE 2 PROPERTY AND EQUIPMENT

Non-producing mining and equipment consist of the following at June 30:


					Six Months Ended
					June 30,

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

NOTE 3 REVENUES

The Companys entire gross revenue is derived from exploration income when the gold is sold at spot prices. Payments from exploration income are as follows:


					Six Months Ended
					June 30,

					2005		2004
Exploration Income			$8,618		$11,995


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


					Six Months Ended
					June 30,

					2005		2004
Mining Costs				$0		$0


NOTE 5 RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Also, the Company incurs annual office rent expense on a month-to-month basis, on a holdover status.


					Six Months Ended
					June 30,

					2005		2004
Legal Fees				$3,161		$4,277
Annual Office Rent			$3,850		$3,300


NOTE 6 MARKETABLE EQUITY SECURITIES

The Company exchanged 5,000 shares of Viceroy Gold Corporation stock for 500 shares of Viceroy Exploration Ltd. are 1,667 shares of Quest Capital Corporation on an annual basis and not adjusted quarterly.


					Six Months Ended
					June 30,
Available for Sale Securities		2005		2004

Cost Basis Equity Securities		$83,085		$83,085
Allowance for Securities Fair
Market Value  				($79,692)	($79,692)
Fair Market Value			$3,393		$3,393

Total gains(loss) in other income(loss)	$0		$0


NOTE 7 EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years related to mineral exploration.

BAGDAD-CHASE, INC.
BALANCE SHEETS
(See Independent Accountant's
Review Report)
						Unaudited


					June 30, 2005	December 31, 2004

CURRENT ASSETS
Cash					$8,611			$9,411
Marketable equity securities,

carried at aggregate cost		 83,086		 	83,085
Allowance for excess of
     cost of Marketable

equity securities over
market value (Notes 1 & 6)		 (79,692) 	 	(79,692)


Prepaid mining costs         		  0			  0

Total current assets			 $3,395		 	$12,804

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)				 $73,376		$73,376
Less accumulated depreciation		 (13,835)		(13,835)

					  59,541		  59,541

OTHER ASSETS
	Deposits			  0			  0
	Total other assets		  0			  0

TOTAL ASSETS				 $71,547		$72,345


LIABILITIES AND STOCKHOLDERS' EQUITY



					June 30, 2005	December 31, 2004
CURRENT LIABILITIES
	Accrued State Taxes			0		0
	   Total current liabilities	 	0		0

STOCKHOLDERS' EQUITY
	Common stock, $1.00 par value:
	   4,000,000 shares authorized:
	   1,689,121 issued and outstanding $1,689,121	     $1,689,121

Paid in capital below par		    (1,395,085)	    (1,395,085)

Accumulated deficit (Note 8)		     (222,489)	     (221,691)

TOTAL STOCKHOLDERS' EQUITY		     $71,547		$72,345

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			     $71,547		$72,345


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
(See Independent Accountant's Review Report)



						Unaudited

					   Three Months Ended
						 June 30,

					2005			2004

EXPLORATION INCOME  (Note 3)		$0			11,995



COSTS AND EXPENSES

Mining expenses (Note 4)		0			0
Depreciation (Note 2)			0			0
Registration Fees			0			0
Director fees				0			0
Newmont Records				0			0
Shareholder List			0			57
Resident Agent fee			0			0
Filing fee				25			25
Board Meeting				0			1600
Bank Charges				9			52
Insurance				0			0
Interest Expense			0			0
Office expense				0			0
Legal fees (Note 5)			0			4,277
Professional fees			650			2,687
Rent (Note 5)				2,200			1,650
Taxes & licenses			229			472

					3,088			10,795

INCOME (LOSS) FROM OPERATIONS		(3,088)			1,200

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities	0			0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	0			0

INCOME (LOSS) BEFORE INCOME TAX		(3,088)			1,200

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0			0

NET INCOME (LOSS)			(3,088)			1,200

NET INCOME (LOSS) PER SHARE		(0.002)			(0.001)

Number of shares of common stock used
to calculate earnings per share		1,689,121		1,689,121




						Unaudited

					   Six Months Ended
						 June 30,

					2005			2004

EXPLORATION INCOME  (Note 3)		$8,618			11,995



COSTS AND EXPENSES

Mining expenses (Note 4)		0			0
Depreciation (Note 2)			0			0
Registration Fees			0			0
Director fees				0			0
Newmont Records				0			0
Shareholder List			0			57
Resident Agent fee			0			0
Filing fee				25			25
Board Meeting				0			1600
Bank Charges				29			53
Insurance				0			0
Interest Expense			0			0
Office expense				0			0
Legal fees (Note 5)			3,161			4,277
Professional fees			1,300			2,987
Rent (Note 5)				3,850			3,300
Taxes & licenses			1,051			2,299

					9,416			14,598

INCOME (LOSS) FROM OPERATIONS		(798)			(2,603)

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities	0			0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	0			0

INCOME (LOSS) BEFORE INCOME TAX		(798)			(2,603)

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0			0

NET INCOME (LOSS)			(798)			(2,603)

NET INCOME (LOSS) PER SHARE		(0.000)			(0.002)

Number of shares of common stock used
to calculate earnings per share		1,689,121		1,689,121


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
(See Independent Accountant's Review Report)


						Unaudited

						   Six Months Ended
							  June 30,
						2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)				(798)		(2,603)
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation					0		0

Decrease in current assets			0		0

Unrealized loss on valuation of current
marketable equity securities			0		0

Net realized (gain) loss on
sale of current marketable equity securities	0		0

Decrease (Increase)				0		0
in other assets/ mining costs

(Increase) decrease in:
Deferred tax benefit
Increase (decrease) in
     accounts payable				0		0

Net Cash provided (Used)
by Operating Activities				(798)		(2,603)

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital		0		0

NET INCREASE (DECREASE) IN CASH			(798)		(2,603)

CASH AT BEGINNING OF PERIOD			9,411		4,013

CASH AT END OF PERIOD				8,614		1,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes				0		0
Cash paid for interest				0		0


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
						Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this Amended 2nd Quarter (2005) 10Q
report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this Amended 2nd Quarter (2005) 10Q
report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley
Act of 2002(18 U.S.C. section 1350, As Adopted)
In connection with the Quarterly Report of BAGDAD CHASE,
INC. (the Company) on Form 10-Q/A for the period ending
June 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip
Buller, President, and George Rodda, Jr., Chief Financial
Officer of the Company, each certify, pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of
section 13(a) or section 15(d) of the Securities Exchange
Act of 1934, and
2. The information contained in the Report fairly presents,
in all material respects, the financial condition and
results of operations of the Company.
Dated: December 20, 2006
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer