Form 10-Q
period 2006-03-31
BAGDAD CHASE INC
filed 2006-12-26
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the Quarter Ended March 31, 2006

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

Shares of common stock issued and outstanding on March 31, 2006:
1,689,121.

Number of Shareholders:  286.

The registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the
past ninety (90) days.   X Yes     No

			PART I FINANCIAL INFORMATION

1.  Financial Statements


BAGDAD-CHASE, Inc.
Financial Statements
Three Months March 31, 2006


CONTENTS

ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
Balance Sheets
Statements of Income (Loss) and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

To the Board of Directors
Bagdad-Chase, Inc.
Newport Beach, CA

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of March 31, 2006 and the related statements of income (loss) and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc.

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

NOTE 2  PROPERTY AND EQUIPMENT

Non-producing mining and equipment consist of the following at December 31:


					Three Months Ended
					March 31,

					2006		2005
Non-producing mining properties		59,541		59,541
Equipment				13,835		13,835
					73,376		73,376
Less: Accumulated depreciation		(13,835)	(13,835)
					$59,541		$59,541


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

NOTE 3  REVENUES

The Company's entire gross revenue is derived from exploration income when the gold is sold at spot prices. Payments from exploration income are as follows:

					Three Months Ended
					March 31,

					2006		2005
Exploration Income			$0		$8,618



NOTE 4  MINING COSTS

The Company pays the Bureau of Land Management for mining claims in the Stedman Mining District of California, the Marshall Lake Mining District in Idaho and the Ore Bell Mining District in California. Collectively, all three mines contain gold, copper and silver mineralization. There are 243 lodes claims with an annual average of $125 fee paid to the Bureau of Land Management. Stedman Mining District has 197 claims, Marshall Lakes Mining District has 46 claims and Ore Bell Mining District has 0 claims. Annual claim costs increased from $100 in 2003 to $125 during 2006 and 2005.

					Three Months Ended
					March 31,

					2006		2005
Mining Costs				$0		$0


NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Also, the Company incurs annual office rent expense on a month-to-month basis, on a holdover status.

					Three Months Ended
					March 31,

					2006		2005
Legal Fees				$0		$3,161
Annual Office Rent			$1,650		$1,650


NOTE 6  MARKETABLE EQUITY SECURITIES

The Company exchanged 5,000 shares of Viceroy Gold Corporation stock for 500 shares of Viceroy Exploration Ltd. are 1,667 shares of Quest Capital Corporation on an annual basis and not adjusted quarterly.

						Three Months Ended
						March 31,
Available for Sale Securities			2006		2005

Cost Basis Equity Securities			$83,085	      $83,085
Allowance for Securities Fair Market Value  	($79,692)     ($79,692)
Fair Market Value				$3,393	      $3,393

Total gains (loss) in other income (loss)	$0		$0


NOTE 7  EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years related to mineral exploration.

BAGDAD-CHASE, INC.
BALANCE SHEETS
(See Independent Accountant's
Review Report)

						Unaudited


					March 31, 2006	Dec. 31, 2005

CURRENT ASSETS
Cash					$7,655		   $12,193
Marketable equity securities,

carried at aggregate cost		 83,086		    83,085
Allowance for excess of
     cost of Marketable

equity securities over
market value (Notes 1 & 6)		 (75,960) 	   (75,960)


Prepaid mining costs         		  0		      0

Total current assets			 $14,781	   $19,318

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)				 $73,376	   $73,376
Less accumulated depreciation		 (13,835)	   (13,835)

					  59,541	    59,541

OTHER ASSETS
	Deposits			  0		      0
	Total other assets		  0		      0

TOTAL ASSETS				 $74,322	   $78,859


LIABILITIES AND STOCKHOLDERS' EQUITY



					March 31, 2006	Dec. 31, 2005
CURRENT LIABILITIES
	Accrued State Taxes			0	      0
	   Total current liabilities	 	0	      0

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value:
	4,000,000 shares authorized:
	1,689,121 issued and outstanding    $1,689,121	  $1,689,121

Paid in capital below par                  (1,395,085)	  (1,395,085)

Accumulated deficit (Note 8)		    (219,400)	   (221,691)

TOTAL STOCKHOLDERS' EQUITY		     $74,322	    $78,059

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			     $74,322	    $78,859


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
(See Independent Accountant's Review Report)



						Unaudited

					   Three Months Ended
						 March 31,

					2006		2005

EXPLORATION INCOME  (Note 3)		$0		$8,618



COSTS AND EXPENSES

Mining expenses (Note 4)		0		0
Depreciation (Note 2)			0		0
Registration Fees			0		0
Director fees				0		0
Newmont Records				0		0
Shareholder List			0		25
Resident Agent fee			0		0
Filing fee				0		0
Board Meeting				0		0
Bank Charges				9		20
Insurance				0		0
Interest Expense			0		0
Office expense				0		0
Legal fees (Note 5)			0		3,161
Professional fees			850		650
Rent (Note 5)				1,650		1,650
Taxes & licenses			1,228		822

					3,737		6,328

INCOME (LOSS) FROM OPERATIONS		(3,737)		2,290

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities	0		0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	0		0

INCOME (LOSS) BEFORE INCOME TAX		(3,737)		2,290

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0		0

NET INCOME (LOSS)			(3,737)		2,290

NET INCOME (LOSS) PER SHARE		(0.002)		0.001

Number of shares of common stock used
to calculate earnings per share		1,689,121	1,689,121


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
(See Independent Accountant's Review Report)


						Unaudited

						   Three Months Ended
							  March 31,
						2006	    2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)				(3,737)	   2,290
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation					0	     0

Decrease in current assets			0	     0

Unrealized loss on valuation of current
marketable equity securities			0	     0

Net realized (gain) loss on
sale of current marketable
equity securities				0	     0

Decrease (Increase)				0	     0
in other assets/ mining costs

(Increase) decrease in:
Deferred tax benefit
Increase (decrease) in
     accounts payable				(800)	     0

Net Cash provided (Used)
by Operating Activities				(4,537)	   2,290

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital
						0	     575
NET INCREASE (DECREASE) IN CASH			(4,537)	   2,290

CASH AT BEGINNING OF PERIOD			12,193	   9,411

CASH AT END OF PERIOD				7,656	  11,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes				800	     0
Cash paid for interest				0	     0


2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Precious metals spot prices have had an upward trend during first quarter 2006 which directly and proximately influenced the value of the Registrant's mines. However, until precious metals are extracted and refined that value is speculatory. Registrant lacks the capital to actively mine its mineral properties. There have been no reportable transactions during this Quarter.

3.  Quantitative and Qualitative Disclosure about Market Risk
The last known trade for registrant's stock was at $0.25 per share. In as much as there has been no market for registrant's stock for over 2 decades, and that purchases of the stock have been limited to estate closures the risk to shareholders is great.

4.  Controls and Procedures
As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the company's management, including the President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and in light of the limited activities of registrant over the last two decades, the President and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management believes there is no material weakness in internal control. Accordingly, management has not changed its conclusion that the company's internal controls over financial reporting are designed and operating effectively. Other than described herein, there have been no changes in our internal controls or in other factors that could materially affect the controls subsequent to the date the controls were evaluated. We have not identified or detected any material control weaknesses or material changes in our internal controls in previous filings. Further, annual reconciliation and formal accounting is conducted by the registrant's Certified Public Accountant, Donald
C. Collie, CPA, PCAOB. Although Registrant believes it could qualify as a Voluntary Filer it continues to utilize the EDGAR electronic submittals of 10Q and 10K reports so that its shareholders may access the Commission's filing system.

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
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this 1st Quarter (2006) 10Q report of
Bagdad Chase,Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this 1st Quarter (2006) 10Q report of
Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly
Report of BAGDAD CHASE, INC. (the Company) on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: December 20, 2006
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer