Form 10-Q
period 2006-09-30
BAGDAD CHASE INC
filed 2006-12-26
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the Quarter Ended September 30, 2006

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

Shares of common stock issued and outstanding on September 30, 2006: 1,689,121

Number of Shareholders:  282.


The registrant has filed all reports required to be filed
by Section 13 or 15 (d) of the Securities and Exchange Act
of 1934 during the preceding twelve months and has been
subject to such filing requirements for the past ninety
(90) days.   X Yes     No

			PART I FINANCIAL INFORMATION

1.  Financial Statements

Nine Months September 30, 2006

CONTENTS
ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
Balance Sheets
Statements of Income (Loss) and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements


To the Board of Directors
Bagdad-Chase, Inc.
Newport Beach, CA


To the Board of Directors
Bagdad-Chase, Inc.
Newport Beach, CA


I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of September 30, 2006 and the related statements of income (loss) and accumulated deficit, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc.

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



					Nine Months Ended
					September 30,

					2006		2005
Exploration Income			$54,105 	$60,416


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


					Nine Months Ended
					September 30,

					2006		2005
Mining Costs				$31,250		$25,500


NOTE 5 RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Also, the Company incurs annual office rent expense on a month-to-month basis, on a holdover status.


					Nine Months Ended
					September 30,

					2006		2005
Legal Fees				$0		$13,761
Annual Office Rent			$4,400		$5,500


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


NOTE 7  EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years related to mineral exploration. However, payments have been allocated in 2006 to a board member for exploration in the Marshal Lake Mining District.


					Six Months Ended
					June 30,
					2006		2005
Exploration Costs			$7,249		$0


BAGDAD-CHASE, INC.
BALANCE SHEETS
(See Independent Accountant's
Review Report)


						Unaudited


				September 30, 2006	December 31, 2005

CURRENT ASSETS
Cash					$10,342			$12,193
Marketable equity securities,

carried at aggregate cost		 83,086		 	83,085
Allowance for excess of
     cost of Marketable

equity securities over
market value (Notes 1 & 6)		 (75,960) 	 	(75,960)


Prepaid mining costs         		  0			  0

Total current assets			 $7,127		 	$19,318

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)				 $73,376		$73,376
Less accumulated depreciation		 (13,835)		(13,835)

					  59,541		  59,541

OTHER ASSETS
	Deposits			  0			  0
	Total other assets		  0			  0

TOTAL ASSETS				 $77,010		$78,859


LIABILITIES AND STOCKHOLDERS' EQUITY



					Sept. 30, 2006	   Dec. 31, 2005
CURRENT LIABILITIES
	Accrued State Taxes			0		800
	   Total current liabilities	 	0		800

STOCKHOLDERS' EQUITY
	Common stock, $1.00 par value:
	   4,000,000 shares authorized:
	   1,689,121 issued and outstanding $1,689,121	     $1,689,121

Paid in capital below par		    (1,395,085)	    (1,395,085)

Accumulated deficit (Note 8)		     (217,026)	     (215,977)

TOTAL STOCKHOLDERS' EQUITY		     $77,010		$78,059

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			     $77,010		$78,859


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
(See Independent Accountant's Review Report)



						Unaudited

					   Three Months Ended
						 September 30,

					2006			2005

EXPLORATION INCOME  (Note 3)		$51,105			51,798



COSTS AND EXPENSES

Mining expenses (Note 4)		25,500			25,500
Depreciation (Note 2)			0			0
Registration Fees			0			0
Director fees				0			0
Newmont Records				0			0
Shareholder List			0			600
Resident Agent fee			400			0
Filing fee				0			296
Board Meeting				0			1,600
Bank Charges				39			54
Insurance				0			1,703
Interest Expense			0			0
Office expense				0			36
Legal fees (Note 5)			0			10,600
Professional fees			300			3,475
Rent (Note 5)				1,100			1,650
Taxes & licenses			100			1,167

					27,439			46,681

INCOME (LOSS) FROM OPERATIONS		23,666			5,117

OTHER INCOME (EXPENSE)
	Dividend Income			36			0
	Unrealized loss on valuation
	of marketable equity securities	0			0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	0			0

INCOME (LOSS) BEFORE INCOME TAX		23,702			5,117

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0			0

NET INCOME (LOSS)			23,702			5,117

NET INCOME (LOSS) PER SHARE		0.014			0.003

Number of shares of common stock used
to calculate earnings per share		1,689,121		1,689,121




						Unaudited

					   Nine Months Ended
						 September 30,

					2006			2005

EXPLORATION INCOME  (Note 3)		$51,105			60,416



COSTS AND EXPENSES

Mining expenses (Note 4)		31,250			25,500
Exploration Costs (Note 5)		7,249			0
Depreciation (Note 2)			0			0
Registration Fees			0			0
Director fees				0			0
Newmont Records				0			0
Shareholder List			0			625
Resident Agent fee			400			0
Filing fee				25			296
Board Meeting				0			1,600
Bank Charges				27			83
Insurance				1,962			1,704
Interest Expense			0			0
Repairs and Maintenance			3,946			0
Office expense				0			36
Legal fees (Note 5)			0			13,761
Professional fees			1,600			4,775
Rent (Note 5)				4,400			5,500
Taxes & licenses			1,326			2,218

					52,215			56,098

INCOME (LOSS) FROM OPERATIONS		(1,110)			4,318

OTHER INCOME (EXPENSE)
	Dividend Income			61
	Unrealized loss on valuation
	of marketable equity securities	0			0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	0			0

INCOME (LOSS) BEFORE INCOME TAX		(1,049)			4,318

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0			0

NET INCOME (LOSS)			(1,049)			4,318

NET INCOME (LOSS) PER SHARE		0.001			0.003

Number of shares of common stock used
to calculate earnings per share		1,689,121		1,689,121


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
(See Independent Accountant's Review Report)


						Unaudited

						   Nine Months Ended
							September 30,
						2006		2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)				(1,049)		4,319
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation					0		0

Decrease in current assets			0		0

Unrealized loss on valuation of current
marketable equity securities			0		0

Net realized (gain) loss on
sale of current marketable equity securities	0		0

Decrease (Increase)				0		0
in other assets/ mining costs

(Increase) decrease in:
Deferred tax benefit
Increase (decrease) in
     accounts payable				(800)		0

Net Cash provided (Used)
by Operating Activities				(1,849)		4,319

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital		0		0

NET INCREASE (DECREASE) IN CASH			(1,849)		4,319

CASH AT BEGINNING OF PERIOD			12,193		9,411

CASH AT END OF PERIOD				10,344		13,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes				0		0
Cash paid for interest				0		0


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
						Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this 3rd Quarter (2006) 10Q
report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrants
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial
reporting.
Date: December 20, 2006
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this 3rd Quarter (2006) 10Q
report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrants
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial
reporting.
Date: December 20, 2006
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley
Act of 2002(18 U.S.C. section 1350, As Adopted)
In connection with the Quarterly Report of BAGDAD CHASE,
INC. (the Company) on Form 10-Q for the period ending
September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip
Buller, President, and George Rodda, Jr., Chief Financial
Officer of the Company, each certify, pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of
section 13(a) or section 15(d) of the Securities Exchange
Act of 1934, and
2. The information contained in the Report fairly presents,
in all material respects, the financial condition and
results of operations of the Company.
Dated: December 20, 2006
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer