Form 10-K/A
period 2004-12-31
BAGDAD CHASE INC
filed 2006-12-27
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                          FORM 10K (Amended)

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934.

                  For the Fiscal Year Ended DECEMBER 31, 2004

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

				PART I

Disclosure requirements covering the business, properties,legal proceedings and matters submitted to vote of security holders.

1.  Business

In 1907 there was a prospectus offering sales of Bagdad Chase mine and Ludlow Railroad shares for a listing on the New York Stock Exchange. Among the Organizers and Promoters thereof were Mr. Chase and Mr. Stedman after which the operating Bagdad Chase mine and Stedman mining district respective ly were named. The Registrant was re-organized as a Nevada corporation in November 1926. The name at that time was Pacific Mines and Metals, Inc. In May, 1968, there was a merger of three (3) corporations: Gold Ore Mining Company, an Arizona Corporation, Crown Oil Company, a Utah Corporation and Pacific Mines and Metals, Inc. Registrant was the surviving corporation. On May 16, 1968, the name was changed to Bagdad Chase, Inc. The re-organized Registrant was formed to acquire mining property in the Western States, namely California, Nevada and Idaho. From 2000 to 2005 Registrant has not acquired any properties or developed any of its mines. During that 5 year period, the Castle Mountain property, was mined out and is currently in the process of being restored from escrowed funding by Quest, a successor in interest to Viceroy Minerals Corporation, a Canadian public corporation with which Registrant dealt in the early 1990's, exchanging all but a fraction of 1% of Registrant's holdings in Castle Mountain Venture for Viceroy stock which was sold during the 1990's except for 5,000 shares which was converted into Quest shares and Viceroy Resources shares in 2004.

2.  Properties

Registrant's property currently consists of the following:

(1) The Bagdad Chase Mine, consists of twenty six patented claims and 197 lode claims, is located approximately eight miles south of Ludlow, California in the Stedman Mining District. Ludlow is fifty miles east of Barstow, California on Highway 40. The property can be reached by a dirt road from Ludlow. Road signs indicate the direction of the mine.

(2) The Golden Anchor Mine is located in the Marshall Lake Mining District in Idaho County, Idaho. It consists of six patented claims and 46 lode claims. It is located three and a half miles south of the Salmon River, fifty miles north of McCall, and thirty five miles southeast of Riggins. The mine can also be reached on a road from McCall via Burgdoff, a distance of forty nine miles, or from Riggins along the Salmon River to Cary Creek Road and follow the Road signs to the mine.

(3) The Oro Belle Mine is located in the Eastern part of San Bernardino County, California. It consists of three patented claims. The mine can be reached by taking Interstate Highway 15 (between Baker, California and Las Vegas, Nevada) to Nipton, turning south on Highway 68 onto the Hart Mining road to Ivanpah, then, onto a partially paved and partially dirt road approximately seven miles. This mine has been "mined out" under a Castle Mountain Joint mining venture from which all of the Company's royalty income was derived.

All of these mines contain gold and silver mineralization. Bagdad Chase Mine also contains copper mineralization.


3.  Legal Proceedings

During 2004, Bagdad Chase, Inc. was not and is not currently subject to any material legal proceedings.

4.  Matters Submitted to Vote of Security Holders

During 2004, no matters were submitted to a vote of security holders.

				PART II

5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

None of the shares of registrant have been listed on any exchange for more than two decades. The only known "sale" of shares, according to Nevada Agency and Trust, Registrants Transfer Agent, were to permit closing of estates of deceased shareholders.

6.  Selected Financial Data

Please see the financial statements prepared by Registrant's accountant Donald C. Collie, CPA,
PCAOB.

INDEPENDENT ACCOUNTANTS COMPILATION REPORT

To the Board of Directors of Bagdad-Chase, Inc.
359 San Miguel, Suite 202
Newport Beach, California 92660

We have compiled the accompanying balance sheet of Bagdad-Chase, Inc. as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements, and accordingly, do not express an opinion or any other form of assurance on them.

Collie Accountancy
September 6, 2005

Note 1  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated under the laws of the State of Nevada on November 6, 1926. The Company issued one million shares of stock on December 12, 1926, in payment for mining claims. The corporate name was changed to Bagdad-Chase, Inc. on May 4, 1968, at a special stockholders' meeting. The Company primarily engages in leasing its property, consisting of patented and unpatented mining claims, and collecting royalties thereon.

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


Depreciation is computed using the straight-line method for financial statement purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

	ASSETS 				ESTIMATED USEFUL LIVES
Office equipment & field equipment	5 years
Office furniture & Mining equipment	7 years

Depletion of mining properties of mining properties is computed using the units-of-production method.

NOTE 2  PROPERTY AND EQUIPMENT

Mining properties and equipment consist of the following at December 31:


					2004		2003
Producing mining properties		59,541		59,541
Equipment				13,835		13,835
					73,376		73,376
Less: Accumulated depreciation 		(13,835)	(13,835)
					$59,541		$59,541

NOTE 3  REVENUES

A portion of the Company's 2004 revenue was derived from royalty payments received from one company. Payments from this company totaled $56,164 for the year ended December 31, 2004, an increase from $50,263 in 2003.

NOTE 4  MINING COSTS

The Company pays the Bureau of Land Management for mining claims in the Stedman Mining District of California, the Marshall Lake Mining District in Idaho and the Ore Bell Mining District in California. Collectively, all three mines contain gold, copper and silver mineralization. There are 246 lodes claims with an annual $125 fee paid to the Bureau of Land Management. Stedman District has 197 claims, Marshall Lakes Mining District has 46 claims and Ore Bell Mining District has 0 claims. Annual claim costs increased from $100 in 2003 to $125 during 2004. The mining costs for the year ended December 31, 2004 totalled $31,375 an increase from $24,300 in 2003.


NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Payments to this firm totaled $5,877 for the year ended December 31, 2004, an increase from $4,662 in 2003. The Company has incurred $6,600 in annual office rent expense to on a month-to-month basis per a holdover tenancy status. This amount is identical to the rent paid in 2003.

NOTE 6  MARKETABLE EQUITY SECURITIES

At December 31, 2004, the current portfolio of marketable equity securities is carried at lower of cost or market value. Marketable equity securities included in the current portfolio had a cost of $83,085, reflecting an allowance of ($79,692) for excess of cost of marketable equity securities over market value $3,393 at December 31, 2004.

The Company exchanged $5,000 shares of Viceroy Gold Corporation stock for 500 shares of Viceroy Exploration Ltd. And 1667 shares of Quest Capital Corporation, resulting in unrealized loss of ($3,856).


					2004		2003
Available for Sale Securities
Cost Basis Equity Securities		$83,085		$83,085
Allowance for Securities Fair
Market Value				(79,692)	(75,836)
Fair Market Value			$3,393		$7,249

Total gains (loss) in other
income (loss)				($3,856)	$4,750


NOTE 7  SUBSEQUENT EVENTS

An amount of $8,506 of cash reserve, resulting from a purported prior year's stock sale has been included as a cash balance effective January 1, 2003. A prior period adjustment has been made to the beginning retained earnings balance for the error's effect on prior years' earnings.

7. Management's Discussion and Analysis of Financial Condition and Result of Operation

The upward trend in the price of precious metals influences the value of the mines. The increase in gold prices may be set-off by a) Mining Unions and the scale for mining personnel; and, b) Environmentalists, particularly politically powerful in California. Until extracted and refined, precious metals may be quantified by core drilling and other means of sampling. The Bagdad Chase and Golden Anchor mines have been mined from time to time from the 1800's and all the mining Reports from the 1880's to the present indicate substantial mineral resources. The
Oro Belle has been mined out, meaning minerals which might be profitably extracted with present mining methods have been removed. The only revenues Company received from royalty income was from the Oro Belle. These royalties ceased when the property no longer yielded precious minerals.
The surface rights to the rather small patented properties in a remote desert area have minor value. The only costs to maintain these patented claims are the real property taxes which Registrant pays and which the Castle Mountain Joint Venture repaid during mining operations. Since the Bureau of Land Management changed the annual requirements for exploration/ development of lode claims in favor of an outright rental payment, other than the payments to the Bureau of Land Management for the lode claims, there have been no new exploratory activities by Company, which is content to repair existing facilities until another joint venture partner can be located.

Registrant lacks the capital resources actively to mine either remaining property. Management continues to entertain discussions with potential joint venture lease partners. During the 21st Century none of these discussions have been fruitful.

There have been no reportable transactions during Registrant's 2004 year. In 2004 activity in the Castle Mining District was discontinued because the National Park Service made an effort to acquire the mining property after it had been "mined out", as described above. Environmental restoration funds have been retained by the Mining Operators, Quest, a Canadian Company which took over from Viceroy Resources Corporation.
No effort was extended nor further funds expended on either the Stedman District or Golden Anchor property except for necessary claim maintenance during the reporting period.

Registrant alone is responsible for the accuracy of the disclosure herein and hereby waives, saves, holds harmless and indemnifies the Securities and Exchange Commission from any staff comments regarding filings with the Commission.



7A.  Quantitative and Qualitative Disclosures About Market Risk

The last known trade for registrants stock was at $0.25 per share. Inasmuch as there has been no market for registrants stock for over 2 decades, and that purchases of the stock have been limited to estate closures the risk to shareholders is great.

8.  Financial Statements and Supplementary Data

Please see financial statements prepared by Registrant's accountant Donald C. Collie, CPA, PCAOB.

BAGDAD-CHASE, INC.
BALANCE SHEETS
(See Independent Accountant's
Review Report)
						Unaudited

						ASSETS


					2004			2003

CURRENT ASSETS
Cash					$9,411			$11,143
Marketable equity securities,

carried at aggregate cost		 83,085		 	83,085
Allowance for excess of
     cost of Marketable

equity securities over
market value (Notes 1 & 6)		 (79,692) 	 	(75,836)


Prepaid mining costs         		  0			  0

Total current assets			 $3,394		 	$18,392

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)				 $73,375		$73,376
Less accumulated depreciation		 (13,835)		(13,835)

					  59,540		  59,541

OTHER ASSETS
	Deposits			  0			  0
	Total other assets		  0			  0

TOTAL ASSETS				 $72,345		$77,933


LIABILITIES AND STOCKHOLDERS' EQUITY



						2004	   	2003
CURRENT LIABILITIES
	Accrued State Taxes			 0		800
	   Total current liabilities	 	 0		800

STOCKHOLDERS' EQUITY
	Common stock, $1.00 par value:
	   4,000,000 shares authorized:
	   1,689,121 issued and outstanding $1,689,121	     $1,689,121

Paid in capital below par		    (1,395,085)	    (1,395,085)

Accumulated deficit (Note 8)		     (221,691)	     (216,237)

TOTAL STOCKHOLDERS' EQUITY		     $72,345		$77,133

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			     $72,345		$77,933


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
Year Ending December 31, 2004
(See Independent Accountant's Review Report)



						Unaudited


					2004			2003

Revenue  (Note 3)			$56,164			50,263



COSTS AND EXPENSES

Mining expenses (Note 4)		31,375			24,300
Depreciation (Note 2)			0			0
Registration Fees			0			2,200
Director fees				0			400
Newmont Records				0			0
Shareholder List			0			0
Resident Agent fee			0			0
Filing fee				0			0
Board Meeting				0			0
Bank Charges				0			0
Insurance				1,707			2,280
Interest Expense			131			0
Office expense				2,746			322
Legal fees (Note 5)			5,877			4,662
Professional fees			5,962			4,275
Rent (Note 5)				6,600			6,600
Taxes & licenses			2,474			4,988

					56,872			50,027

INCOME (LOSS) FROM OPERATIONS		(708)			236

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities	0			0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	(3,856)			4,750

INCOME (LOSS) BEFORE INCOME TAX		(4,564)			4,986

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			800			800

NET INCOME (LOSS)			(5,364)			4,186

NET INCOME (LOSS) PER SHARE		(0.003)			0.002

Number of shares of common stock used
to calculate earnings per share		1,689,121		1,689,121


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
Year Ending December 31, 2004
(See Independent Accountant's Review Report)


						Unaudited


						2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)				(5,364)		4,186
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation					0		0

Decrease in current assets			0		0

Unrealized loss on valuation of current
marketable equity securities			0		0

Net realized (gain) loss on
sale of current marketable equity securities	3,856		(4,750)

Decrease (Increase)				0		0
in other assets/ mining costs

(Increase) decrease in:
Deferred tax benefit
Increase (decrease) in
     accounts payable				(800)		800

Net Cash provided (Used)
by Operating Activities				(2,308)		236

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital		575		0

NET INCREASE (DECREASE) IN CASH			(1,733)		236

CASH AT BEGINNING OF PERIOD			11,144		10,908

CASH AT END OF PERIOD				9,410		11,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes 2004			800
Cash paid for interest				131


BAGDAD CHASE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDING DECEMBER 31, 2004
(See Independent Accountant's Compilation Report)
(UNAUDITED)


                   SHARES    VALUE     PAID-IN CAPITAL     RETAINED
                                       BELOW PAR VALUE     EARNINGS       TOTAL

BALANCES 12/31/00  1,689,121  1,689,121  (1,395,661)       (237,559)     $55,901

NET INCOME (LOSS)					     6,124	  6,124

BALANCES 12/31/01  1,689,121  1,689,121  (1,395,661)	   (231,435)     62,025

NET INCOME (LOSS)					      2,416	  2,416

BALANCES 12/31/02  1,689,121  1,689,121  (1,395,661)	   (229,019)	 64,441

NET INCOME (LOSS)					      4,186	  4,186

BALANCES 12/31/03  1,689,121  1,689,121  (1,395,661)	   (216,327)	 77,133

PRIOR YEARS'
CUMMULATIVE					576			    576

NET INCOME (LOSS)					     (5,364)    (5,364)

BALANCES 12/31/04  1,689,121  1,689,121  (1,395,085)       (221,691)     $72,345


9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During 2004, there were no changes in or any disagreements with accountants on accounting and financial disclosure.


9A.  Controls and Procedures

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

9B.  Other Information

None.

				PART III

10.  Directors and Executive Officers of the Registrant

Phillip J. Buller, President, Age-55, First elected in 1974
George Rodda, Jr., Secretary/CFO, Age-75, First elected in 1987
Kermit Skeie, Age-91, First elected in 1981
Paul W. Buller, Age-59, First elected in 1985

11.  Executive Compensation

The total amount paid to directors as compensation for service in 2004 was only $1,600.

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Common Stock	Phillip J. Buller*	53,647		3.67%

Common Stock	George Rodda, Jr.*	30,707		2.10%

Common Stock	Paul W. Buller*		45,598		3.12%

Common Stock	Kermit Skeie*		39,000		2.67%

Common Stock	Elizabeth Murphy	212,882		14.55%
		43624 Sierra Vista Dr.
		Lancaster, CA 93536

Common Stock	State of Nevada**	226,930		15.51%
		Unclaimed Property Div.

*c/o Bagdad Chase, Inc.
359 San Miguel drive Suite 202
Newport Brach, CA 92660

**Escheated in May, 1999 because shareholders current addresses were unknown/held by CEDE & Co. P.O.B.
20, Bowling Green Station, New Yory, New York 10004


13.  Certain Relationships and Related Transactions

During 2004, there were no transactions, or any currently proposed transactions, to which the registrant or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest:
(1) Any director or executive officer of the registrant;
(2) Any nominee for election as a director;
(3) Any security holder who is known to the registrant to own of record or beneficially more than five percent of any class of the registrant's voting securities; and
(4) Any member of the immediate family of any of the foregoing persons.

14.  Principal Accounting Fees and Services

During 2004, Registrant expended $ 4,275 in accounting fees. Of this amount, $2,600 was paid for basic monthly bookkeeping and electronic filing of 10Q and 10K reports via EDGAR. The remaining $1,675 was paid to the corporate CPA, Donald C. Collie. During the preceding year (2003), Registrant expended $ 4,275 in accounting fees.

				PART IV

15.  Exhibits, Financial Statement Schedules

Registrant's Secretary has personally reviewed all of registrant's 10Q and 10K filings with the Commission for the last 20 years, during which period registrant has not been listed or traded on any stock exchange. Unfortunately, none of these filings incorporated by reference or otherwise any of the Exhibits which permeated with dozens and dozens of exhibit filings with the Commission during the 1960's and 1970's when registrant was actively traded. Registrant wants to cooperate in every possible way with the Commission and well understands why the reporting regulations have recently become more extreme. Management is severely handicapped by being a 100+ year old gold mining corporation which in the 1880's and early 1900's was far more concerned with accounting for its mineral extractions, railroad, land patents and mining claims than some of its corporate documentation. So that none of the potential or current investors or stockholders of registrant should lack knowledge, registrant is providing herewith under this Index those documents which currently effect registrant or its shareholders and which are in the possession of registrant.


The following exhibits were submitted to the Commission in hard copy; thus, have not been reproduced for this electronic filing pending reproduction through a lengthy and costly scanning process. Registrant will seek advice from the Commission regarding alternatives to electronic submission of historical documents that are not subject to adequate duplication or scanning.

1.1  1907 prospectus for proposed listing of registrant on New York Stock
Exchange.
1.2 1965 Pre-incorporation Subscription Agreement for corporation to be formed.
1.3  1911 Gold Ore Mining Company Solicitation Report

2.1 1968 Crown Oil Company stockholders letter re. reorganization or dissolution of Company
2.2  1969 Crown Oil Reorganization and Dissolution letter of counsel
2.3  1970 Letter from auditing Division, State of Utah re. 2.2 above
2.4  Dissolution Minutes of Crown Oil Company
2.5  1968 Certificate of Resolution re Crown Oil Company acquisition by
Registrant
2.6  1970 letter from auditing Supervisor to Registrant
2.7 1968 letter from Idaho County Assessor re. merger of Gold Ore Mining Company into Registrant
2.8  1969 reply to Idaho County Assessor
2.9   1968 letter from Registrant to Gold Ore Mining Company re. merger
2.10  1968 Certificate of Resolution of Gold Ore Mining Company
2.11  1968 Minutes of Special Meeting of Directors of Gold Ore Mining
Company
2.12  1968 Merger Gold Ore Mining Company Resolution certificate
2.13  1968 Registrant's certificate of Resolution re. Gold Ore Mining
Company
2.14  1968 Registrant's certificate of Resolution re. Crown Oil Company
2.15 1969 Registrant's certificate of Resolution re. Pacific Mines and Metals, Bagdad Chase Consolidated Mines Company and Roosevelt Mines, Inc.

3(i).1 1911 Articles of Incorporation of The Gold Ore Mining Company and 1915 Amendment thereto
3(i).2  1936 Amendment of Articles of Incorporation of The Gold Ore
Mining Company
3(i).3 1967 Arizona Corporation Commission renewal of Articles of Incorporation of The Gold Ore Mining Company
3(i).4 1968 Nevada Secretary of State amendment to Articles of Incorporation changing name to current registrant
3(i).5 Amendment to registrant's Articles of Incorporation to increase total authorized capital from Three Million Dollars ($3,000,000.00) to Four Million Dollars ($4,000,000.00)
3(i).6 1977 Nevada State Certified copies of All Articles of Incorporation and Amendments thereto of Registrant
3(ii).1  1911 By Laws of The Gold Ore Mining Company
3(ii).2 Bylaws of Crown Oil Company (one of the reorganization corporations which merged into Registrant)
3(ii).3  Bylaws of Registrant

5.1 1965 Opinion letter of Homer E. Martin, Esq.

9.1 1969 Trust Agreement with Nevada Agency and Trust Company,
Registrant's transfer agent

10.1  1941 Mining Easement to Registrant's Golden Anchor Mine
10.2  1968 Lease and Option to purchase Oro Belle mine
10.3  1986 Notice of Lease Agreement and Assignment
10.4  1986 Lease Agreement and Assignment
10.5  1991 Estoppel Certificate, Consent and Agreement
10.6 1930 Agreement between Golden Anchor Mining Company and Sherman Howe Mining Co. re. borders of adjacent mines

13.1 During 2004, all 10Q reports were electronically filed with the SEC through the EDGAR filing system. Amended 10Q reports for all quarters have also been electroically filed through the EDGAR system.

14.1 The registrant has adopted a code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In compliance with federal regulations, the registrant's board acted upon a code of ethics at its regular meeting of the board of directors held September 3, 2005 with a quorum present and voting unanimously in favor of said code of ethics.

15.1 Registrant appears to meet all financial qualifications of an Inactive Registrant under Rule 3 11: a) Registrant lacks $100,000 gross receipts from all sources for any fiscal year for two decades; b) and e) none of the shares of registrant are listed on any exchange and the only known "sale" of shares, according to the Transfer Agent are to permit closing of estates of deceased shareholders; c) Registrant's annual expenditures for all purposes have never exceeded $100,000 for decades;
d) Registrant has had no material
changes in its business or in its Board of Directors for 10 years, except for the death of one of the Directors whose place on the Board has not been filled. Registrant's financial statements do not thus appear to require audits.

16.1 Changes in certifying accountants have not occurred for the past 5 years

18.1  Invoice from CPA for $1,675 marked paid
18.2  Letter from CPA re no change in accounting principles

20.1  1969 Registrant's Balance sheet as of 5-31-69
20.2  1968 The Gold Ore Mining Company Statement to Shareholders
20.3 1999 Letter and Enumeration of Escheated Shareholders listing by Nevada Agency and Trust, registrant's transfer agent to Nevada Unclaimed Property Division per NRS Section 120A entitled Disposition of Unclaimed Property

23.1 1984 Registrant's Default Judgment against Southwest Minerals, a Nevada corporation in Orange County Superior Court Case #390729
23.2 1999 Registrant's Abstract of Judgment against United States Oil & Mineral Corporation, a Nevada corporation, in San Bernardino County Superior Court case #VCV 15205
23.3 2001 Quitclaim Deed from Newmont North America Gold Mining Corporation, a division of Newmont Gold Corporation, to registrant of 197 lode mining claims in Stedman Mining District

31.1    Certifications
Registrants Board of Directors and all officers have certified and executed this revised 10K filing.

99.1 1969 Registrant's acknowledgment of Nevada Agency and Trust Company of Reno Nevada as Transfer Agent for registrant.

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
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this Amended 10K (2004) report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this Amended 10K (2004) report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly Report of BAGDAD CHASE, INC. (the Company) on Form 10K-A for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: December 20, 2006
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer