Form 10-K/A
period 2005-12-31
BAGDAD CHASE INC
filed 2006-12-27
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                              FORM 10K (Amended)

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934.

                  For the Fiscal Year Ended DECEMBER 31, 2005

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

Shares of common stock issued and outstanding on December 31, 2005:
1,689,121 Number of Shareholders:  282.


The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the
past ninety (90) days.   X  Yes      No

				PART I

Disclosure requirements covering the business, properties,legal proceedings and matters submitted to vote of security holders.

1.  Business

In 1907 there was a prospectus offering sales of Bagdad Chase mine and Ludlow Railroad shares for a listing on the New York Stock Exchange.
Among the Organizers and Promoters thereof were Mr. Chase and Mr. Stedman, after which the operating Bagdad Chase mine and Stedman mining district respectively were named. The Registrant was re-organized as a Nevada corporation in November 1926. The name at that time was Pacific Mines and Metals, Inc. In May, 1968, there was a merger of three
(3) corporations: Gold Ore Mining Company, an Arizona Corporation,
Crown Oil Company, a Utah Corporation and Pacific Mines and Metals, Inc. Registrant was the surviving corporation. On May 16, 1968, the name was changed to Bagdad Chase, Inc. The re-organized Registrant was formed to acquire mining property in the Western States, namely California, Nevada and Idaho. From 2000 to 2005 Registrant has not acquired any properties or developed any of its mines. During that 5 year period, the Castle Mountain property, was mined out and is currently in the process of being restored from escrowed funding by Quest, a successor in interest to Viceroy Minerals Corporation, a Canadian public corporation with which Registrant dealt in the early 1990's, exchanging all but a fraction of 1% of Registrant's holdings in Castle Mountain Venture for Viceroy stock which was sold during the 1990's except for 5,000 shares which was converted into Quest shares and Viceroy Resources shares in 2004.

2.  Properties

Registrant's property currently consists of the following:

(1) The Bagdad Chase Mine, consists of twenty six patented claims and 197 lode claims, is located approximately eight miles south of Ludlow, California in the Stedman Mining District. Ludlow is fifty miles east of Barstow, California on State Highway 40. The property can be reached by a dirt road from Ludlow, although the Railroad has inhibited ingress and egress by eliminating access under its trestles. Road signs indicate the direction of the mine.

(2) The Golden Anchor Mine is located in the Marshall Lake Mining District in Idaho County, Idaho. It consists of six patented claims and 46 lode claims. This Mining District is located three and a half miles south of the Salmon River, fifty miles north of McCall, and thirty five miles southeast of Riggins. The mine can also be reached on a road from McCall via Burgdoff, a distance of forty nine miles, or from Riggins along the Salmon River to Cary Creek Road and follow the Road signs to the mine.

(3) The Oro Belle Mine was located in the Eastern part of San Bernardino County, California. It consisted of three patented claims. The mine can still be reached by taking Interstate Highway 15 (between Baker, California and Las Vegas, Nevada) to Nipton, turning south on Highway 68 onto the Hart Mining road to Ivanpah, then, onto a partially paved and partially dirt road approximately seven miles. This mine has been mined out under a Castle Mountain Joint mining venture from which all of the Company's royalty income was derived. All of these mines contain gold and silver mineralization. Bagdad Chase Mine also contains copper mineralization.
The Oro Belle mine's mineralization no longer is profitable for extraction using current methods because it has been mined out.


3.  Legal Proceedings

During 2005, Bagdad Chase, Inc. initiated legal proceedings seeking specific performance on a past due obligtion. Specifically, Registrant sought information and documents that were to have been produced some years ago. It is anticipated that the suit will be resolved without the need for trial or great expense.


4.  Matters Submitted to Vote of Security Holders

During 2005, no matters were submitted to a vote of security holders.

				PART II

5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

None of the shares of registrant have been listed on any exchange for more than two decades. The only known "sale" of shares, according to Nevada Agency and Trust, Registrants Transfer Agent, were to permit closing of estates of deceased shareholders.

6.  Selected Financial Data


BAGDAD-CHASE, Inc.
Financial Statements
Year Ending December 31, 2005

Contents

ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
     Balance Sheets
     Statements of Income (Loss) and Accumulated Deficit
     Statements of Cash Flows
     Notes to Financial Statements


To the Board of Directors
Bagdad-Chase, Inc.
Newport Beach, CA

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of December 31, 2005, 2004 and 2003 and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the AMerican Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc.

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

November 30, 2006

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


Depreciation is computed using the straight-line method for financial statement purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

	ASSETS 				ESTIMATED USEFUL LIVES
Office equipment & field equipment	5 years
Office furniture & Mining equipment	7 years

Depletion of mining properties of mining properties is computed using the units-of-production method.

NOTE 2  PROPERTY AND EQUIPMENT

Mining properties and equipment consist of the following at December 31:


				   2005		2004		2003
Producing mining properties	   59,541	59,541		59,541
Equipment			   13,835	13,835		13,835
				   73,376	73,376		73,376
Less: Accumulated depreciation 	   (13,835)	(13,835)	(13,835)
				   $59,541	$59,541		$59,541


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



				2005	2004	2003
Exploration Income		$70,850 $56,194 $50,263


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


				2005	2004	2003
Mining Costs			$30,375	$31,375	$24,300



NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. The Company has incurred annual office rent expense to on a month-to-month basis per a holdover tenancy status.

				2005	2004	2003
Legal Fees			$13,761	$5,877	$4,662
Annual Office Rent		$7,150	$6,600	$6,600


NOTE 6  MARKETABLE EQUITY SECURITIES

The Company exchanged $5,000 shares of Viceroy Gold Corporation stock for 500 shares of Viceroy Exploration Ltd. and 1667 shares of Quest Capital Corporation.

					2005	  2004	   2003
Available for Sale Securities
Cost Basis Equity Securities		$83,085	  $83,085  $83,085

Allowance for Securities Fair
Market Value				(75,960) (79,692) (75,836)
Fair Market Value			$7,125 	  $3,393   $7,249

Total gains (loss) in other
income (loss)				$3,732	 ($3,856)  $4,750


NOTE 7  EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years related to mineral exploration.

NOTE 8 SUBSEQUENT EVENTS
An amount of $8,506 of cash reserve, resulting from a purported prior year's stock sale has been included as a cash balance effective January 1, 2003. A prior period adjustment has been made to the beginning retained earnings balance for the error's effect on prior year's earnings.

There was discussion about changes on the Nevada Agency and Trust
Shareholder list. Correspondence was made with the Nevada Unclaimed Property Division about Certificate 1686 for 229,930 escheated shares of the Company stock. It was suggested the Company obtain a new shareholder list.

Effective October 13, 2006, Viceroy Exploration, Limited was acquired by Yamana and October 14, 2006, Yamana announced it had taken up common shares of the company representing 90.6% of the company's shares outstanding and was extending its offer with the objective of acquiring all of the outstanding shares of the company. Yamana further announced, to the extent permissible by applicable law, it intends to delist the company's shares from the TSX and American STock Exchange as soon as practicable following consumation of the transaction.

7. Management's Discussion and Analysis of Financial Condition and Result of Operation

The upward trend in the price of precious metals influences the value of the mines. However, the increase in gold prices may be set-off by
a) Mining Unions and the increasing working scale for mining personnel; and, b) Environmentalists who require restoration of any property to its original state, most difficult in the shifting sands of the desert where natural conditions change that state hourly. Environmentalists are particularly politically powerful in California. Until extracted and refined, historically precious metals may be quantified by core drilling and other means of sampling. The Bagdad Chase and Golden Anchor mines have been mined for precious metals from time to time from the 1800's and all the mining Reports from the 1880's to the present indicate substantial mineral resources. The Oro Belle has been mined out, meaning minerals which might be profitably extracted with present mining methods have been removed. The only revenues Company received from royalty income was from the Oro Belle under a joint venture cka Castle Mountain. These royalties ceased when the property no longer yielded precious minerals. The surface rights to the rather small patented properties in a remote desert area are of little value. The only costs to maintain these patented claims are the real property taxes which Registrant pays and which the Castle Mountain Joint Venture repaid during mining operations. Since the Bureau of Land Management changed the annual requirements for exploration/ development of lode claims in favor of an outright annual rental payment, other than the payments to the Bureau of Land Management for the Registrant's lode claims, there have been no new exploratory activities by Company. Registrant lacks funds to do more than to repair existing facilities until another joint venture mining partner can be located to work its remaining properties.

Registrant lacks the capital resources actively to mine either remaining property. Management continues to entertain discussions with potential joint venture lease partners. During the 21st Century none of these discussions have been fruitful.

There have been no reportable transactions during Registrant's 2005 year. In 2004 activity in the Castle Mining District was discontinued because the National Park Service made an effort to acquire the mining property after it had been mined out, as described above. Environmental restoration funds have been retained by the Mining Operators, Quest, a Canadian Company which took over from Viceroy Resources Corporation. No effort was extended nor further funds expended on either the Stedman District or Golden Anchor property except for necessary claim maintenance Bureau of Land Management rents paid during the reporting period.

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

8.  Financial Statements and Supplementary Data

Please see financial statements prepared by Registrant's CPA, Donald C. Collie, PCAOB.

BAGDAD-CHASE, INC.
BALANCE SHEETS
Years Ending December 31, 2005, 2004 and 2003
(See Independent Accountant's Review Report)

Unaudited


					ASSETS

				2005		2004		2003

CURRENT ASSETS
Cash				$12,193		$9,411		$11,143
Marketable equity securities,
carried at aggregate cost	83,085		83,085	 	83,085

Allowance for excess of
cost of Marketable equity
securities over market value
(Notes 1 & 6)		  	(75,960)	(79,692) 	(75,836)


Prepaid mining costs         	0		 0		0

Total current assets		$7,126		$12,804		$18,392

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)			$73,375		$73,376		$73,376
Less accumulated depreciation	(13,835)	(13,835)	(13,835)

				59,540		59,541		59,541

OTHER ASSETS
	Deposits		0		 0		0
	Total other assets	0		 0		0

TOTAL ASSETS			$78,859		$72,345		$77,933


LIABILITIES AND STOCKHOLDERS' EQUITY



					2005	   2004       2003
CURRENT LIABILITIES
	Accrued State Taxes		800	    0	      800
	   Total current liabilities	800 	    0	      800

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value:
4,000,000 shares authorized:
1,689,121 issued and outstanding    $1,689,121  $1,689,121  $1,689,121

Paid in capital below par	    (1,395,085)	(1,395,085)  (1,395,661)

Accumulated deficit (Note 8)	    (215,977)    (221,691)    (216,327)

TOTAL STOCKHOLDERS' EQUITY	      $78,059     $72,345      $77,133

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		      $78,859     $72,345      $77,933


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
Year Ending December 31, 2005, 2004 and 2003
(See Independent Accountant's Review Report)



						Unaudited


					2005	    2004	2003

Revenue  (Note 3)			$70,890	   $56,164	$50,263


COSTS AND EXPENSES

Mining expenses (Note 4)		30,375      31,375	24,300
Depreciation (Note 2)			0	      0		0
Registration Fees			0	      0		2,200
Director fees				0	      0		400
Newmont Records				802	      0		0
Shareholder List			600	      0		0
Resident Agent fee			1,600	      0		0
Filing fee				296	      0		0
Board Meeting				1,600	      0		0
Bank Charges				117	      0		0
Insurance				1,707	    1,707	2,280
Interest Expense			0	     131	0
Office expense				61	    2,746	322
Legal fees (Note 5)			13,761	    5,877	4,662
Professional fees			6,447	    5,962	4,275
Rent (Note 5)				7,150	    6,600	6,600
Taxes & licenses			3,595	    2,474	4,988

					68,108	   56,872	50,027

INCOME (LOSS) FROM OPERATIONS		2,782	    (708)	236

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities	0	      0		0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	3,732	   (3,856)	4,750

INCOME (LOSS) BEFORE INCOME TAX		6,514	   (4,564)	4,986

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			800	     800	800

NET INCOME (LOSS)			5,714	   (5,364)	4,186

NET INCOME (LOSS) PER SHARE		0,003	   (0.003)	0.002

Number of shares of common stock used
to calculate earnings per share		1,689,121  1,689,121	1,689,121


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
Year Ending December 31, 2005, 2004 and 2003
(See Independent Accountant's Review Report)


						Unaudited


					2005	    2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)			$5,714	  (5,364)	4,186

Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation				0	    0		0

Decrease in current assets		0	    0		0

Unrealized loss on valuation of
current marketable equity securities	0	    0		0

Net realized (gain) loss on
sale of current marketable equity
securities			      (3,732)     3,856		(4,750)

Decrease (Increase)
in other assets/ mining costs		0	    0		0

(Increase) decrease in:
Deferred tax benefit
Increase (decrease) in
     accounts payable			800	  (800)		800

Net Cash provided (Used)
by Operating Activities			$2,782	 (2,308)	236

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital	0	  575		0

NET INCREASE (DECREASE) IN CASH		$2,782	 (1,733)	236

CASH AT BEGINNING OF PERIOD		$9,411	  11,144	10,908

CASH AT END OF PERIOD			$12,193    9,410	11,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes 			800	    0		800
Cash paid for interest			0	    0		131


BAGDAD CHASE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDING DECEMBER 31, 2005, 2004 AND 2003
				(UNAUDITED)


                   SHARES    VALUE     PAID-IN CAPITAL     RETAINED
                                       BELOW PAR VALUE     EARNINGS       TOTAL

BALANCES 12/31/00  1,689,121  1,689,121  (1,395,661)       (237,559)     $55,901

NET INCOME (LOSS)					     6,124	  6,124

BALANCES 12/31/01  1,689,121  1,689,121  (1,395,661)	   (231,435)     62,025

NET INCOME (LOSS)					      2,416	  2,416

BALANCES 12/31/02  1,689,121  1,689,121  (1,395,661)	   (229,019)	 64,441

NET INCOME (LOSS)					      4,186	  4,186

BALANCES 12/31/03  1,689,121  1,689,121  (1,395,661)	   (216,327)	 77,133

PRIOR YEARS'
CUMMULATIVE					576			    576

NET INCOME (LOSS)					     (5,364)    (5,364)

BALANCES 12/31/04  1,689,121  1,689,121  (1,395,085)       (221,691)     72,345

NET INCOME (LOSS)					      5,714      5,714

BALANCES 12/31/05  1,689,121  1,689,121  (1,395,085)       (215,977)     $78,059


9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During 2005, there were no changes in or any disagreements with accountants on accounting and financial disclosure.


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


14.  Principal Accounting Fees and Services

During 2005, Registrant expended 6,447 in accounting fees. During the preceding yeasrs, Registrant expended $5,962 (2004) and $4,275 (2003) in accounting fees.

				PART IV

15.  Exhibits, Financial Statement Schedules

Registrant's Secretary has personally reviewed all of registrant's 10Q and 10K filings with the Commission for the last 20 years, during which period registrant has not been listed or traded on any stock exchange. Unfortunately,none of these filings incorporated by reference or otherwise any of the Exhibits which permeated with dozens and dozens of exhibit filings with the Commission during the 1960's and 1970's when registrant was actively traded. Registrant wants to cooperate in every possible way with the Commission and well understands why the reporting regulations have recently become more extreme. Management is severely handicapped by being a 100+ year old gold mining corporation which in the 1880's and early 1900's was far more concerned with accounting for its mineral extractions, railroad, land patents and mining claims than some of its corporate documentation. So that none of the potential or current investors or stockholders of registrant should lack knowledge, registrant is providing herewith under this Index those documents which currently effect registrant or its shareholders and which are in the possession of registrant.

The following exhibits have previously been submitted to the Commission in hard copy; thus, have not been reproduced for this electronic filing pending reproduction through a lengthy and costly scanning process. Registrant will seek advice from the Commission regarding alternatives to electronic submission of historical documents that are not subject to adequate duplication or scanning.

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

13.1 During 2004, all 10Q reports were electronically filed with the SEC through the EDGAR filing system. Further, amended 10Q reports were filed for 2005 as well as an mended 10K for 2004.

14.1 On 09-03-05 registrant's Board of Directors unanimously adopted a code of ethics that applies to all Board members and Officers including the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

15.1 Registrant appears to meet all financial qualifications of an Inactive Registrant under Rule 3-11: a) Registrant lacks $100,000 gross receipts from all sources for any fiscal year for two decades; b) and e) none of the shares of registrant are listed on any exchange and the only known "sale" of shares, according to the Transfer Agent are to permit closing of estates of deceased shareholders; c) Registrant's annual expenditures for all purposes have never exceeded $100,000 for decades; d) Registrant has had no material changes in its business or in its Board of Directors for 10 years, except for the death of one of the Directors whose place on the Board has not been filled. Registrant's financial statements do not thus appear to require audits.

16.1  Changes in certifying accountants have not occurred for the past 5 years

18.1  Invoice from CPA for $1,675 marked paid
18.2  Letter from CPA re no change in accounting principles

20.1  1969 Registrant's Balance sheet as of 5-31-69
20.2  1968 The Gold Ore Mining Company Statement to Shareholders
20.3 1999 Letter and Enumeration of Escheated Shareholders listing by Nevada Agency and Trust, registrant's transfer agent to Nevada Unclaimed Property Division per NRS Section 120A entitled Disposition of Unclaimed Property

23.1 1984 Registrant's Default Judgment against Southwest Minerals, a Nevada corporation in Orange County Superior Court Case #390729
23.2 1999 Registrant's Abstract of Judgment against United States Oil & Mineral Corporation, a Nevada corporation, in San Bernardino County Superior Court case #VCV 15205
23.3 2001 Quitclaim Deed from Newmont North America Gold Mining Corporation, a division of Newmont Gold Corporation, to registrant of 197 lode mining claims in Stedman Mining District

31.1  Certifications
Registrants Board of Directors and all officers have certified and executed this amended 10K filing.

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
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this Amended 10K (2005) report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this Amended 10K (2005) report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2006
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly Report of BAGDAD CHASE, INC. (the Company) on Form 10K-A for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: December 20, 2006
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer