Form 10-K/A
period 2004-12-31
BAGDAD CHASE INC
filed 2007-04-10
CIK 9128

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


The following exhibits were submitted to the Commission in hard copy;
and are hereby submitted to the extent possible. Due to the age, quality and nature of the document, some of the listed exhibits could not be scanned such that they would be legible. Thus, not all exhibits have been reproduced for this electronic filing. Registrant will seek advice from the Commission regarding alternatives to electronic submission of historical documents that are not subject to adequate duplication or scanning.

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