Form 10-K
period 2006-12-31
BAGDAD CHASE INC
filed 2008-04-04
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                              FORM 10K (Amended)

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934.

                  For the Fiscal Year Ended DECEMBER 31, 2006

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

Shares of common stock issued and outstanding on December 31, 2006:
1,689,121 Number of Shareholders:  282.


The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the
past ninety (90) days.   X  Yes      No

				PART I

Disclosure requirements covering the business, properties, legal proceedings and matters submitted to vote of security holders.

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

From 2000 to 2006 Registrant has not acquired any properties or developed any of its mines. During that 5-year period, the Castle Mountain property, was mined out and is currently in the process of being restored from escrowed funding by Quest, a successor in interest to Viceroy Minerals Corporation, a Canadian public corporation with which Registrant dealt in the early 1990's, exchanging all but a fraction of 1% of Registrant's holdings in Castle Mountain Joint Venture for Viceroy stock which was sold during the 1990's except for 5,000 shares which was converted into Quest shares and Viceroy Resources shares in 2004.

2.  Properties

Registrant's property currently consists of the following:

(1) The Bagdad Chase Mine, which consists of twenty six patented claims and 197 lode claims, is located approximately eight miles south of Ludlow, California in the Stedman Mining District. Ludlow is fifty miles east of Barstow, California, on State Highway 40. The property can be reached by a dirt road from Ludlow, although the Railroad has inhibited ingress and egress by eliminating access under its trestles. Road signs indicate the direction of the mine.

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

(3) The Oro Belle Mine was located in the Eastern part of San Bernardino County, California. It consisted of three patented claims. The mine can still be reached by taking Interstate Highway 15 (between Baker, California and Las Vegas, Nevada) to Nipton,turning south on Highway 68 onto the Hart Mining road to Ivanpah, then, onto a partially paved and partially dirt road approximately seven miles. This mine was mined out under a Castle Mountain Joint mining venture from which all of the Company's royalty income was derived. 'Mined out means the Oro Belle mine's mineralization no longer is profitable for extraction using current methods.

All of these mines contain gold and silver mineralization. Bagdad Chase Mine also contains copper mineralization.


3.  Legal Proceedings

During 2006, Registrant was not and is not currently subject to any material legal proceedings. An officer of Registrant obtained shares from a major holder via litigation in the Orange County Superior Court during 2006, as hereinafter reflected in 12.


4.  Matters Submitted to Vote of Security Holders

During 2006, no matters were submitted to a vote of security holders.

				PART II

5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

None of the shares of registrant has been listed on any exchange for more than two decades. The only known "sales" of shares, according to Nevada Agency and Trust, Registrant's Transfer Agent, were to permit closing of estates of deceased shareholders.

6.  Selected Financial Data


BAGDAD-CHASE, Inc.
Financial Statements
Year Ending December 31, 2006

Contents

ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
     Balance Sheets
     Statements of Income (Loss) and Accumulated Deficit
     Statements of Cash Flows
     Notes to Financial Statements


To the Board of Directors
Bagdad-Chase, Inc.
Newport Beach, CA

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of December 31, 2006, 2005 and 2004 and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc.

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

Donald C. Collie, CPA
December 20, 2007

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

Cash and cash equivalents: Cash consists of deposits held in checking accounts.

Basis of accounting: for financial statement reporting, revenues are recognized when mining royalties received and costs are recognized when incurred.

Income taxes: The Financial Accounting Standards Board approved Statement of Financial Accounting Standards, No. 109 on accounting for income taxes. Generally, this standard requires a recalculation of deferred taxes in conformity with the liability method, in contrast to the deferred method currently in effect. The Company has elected to implement this accounting standard.

Marketable equity securities: Marketable equity securities are carried at lower of cost or market value with an allowance for excess of cost of marketable equity securities over market value.

Equipment and improvements: Equipment and improvements are stated at cost. Major renewals and improvements are charged to the property accounts while replacements, maintenance, and repairs which do not improve or extend the life of the respective assets are expensed currently. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation accounts are relieved of the applicable amounts and any gain or loss is recorded.

Earnings per share: Earnings per share information is computed by dividing net income (loss) by the weighted average number of capital shares outstanding during the year.

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

Depreciation is computed using the straight-line method for financial statement purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

	ASSETS 				ESTIMATED USEFUL LIVES
Office equipment & field equipment	5 years
Office furniture & Mining equipment	7 years

Depletion of mining properties of mining properties is computed using the units-of-production method.

NOTE 2  PROPERTY AND EQUIPMENT

Non-producing mining and equipment consist of the following at December 31:

				   2006		2005		2004
Non-Producing mining properties  59,541	59,541		59,541
Equipment			   13,835	13,835		13,835
				   73,376	73,376		73,376
Less: Accumulated depreciation   (13,835)	(13,835)	(13,835)
				   $59,541	$59,541		$59,541


Non-producing mining properties of $59,541 carried cost represent. Ora Belle patents that were mined out by Viceroy and its successors and are no longer producing. Claims abandoned when operations were no longer profitable. The Ora Belle mining property once produced royalty income, plus percentage of pooled mining income if it exceeded minimum royalty lease payments. Upon abandonment all royalty income terminated.


NOTE 3  REVENUES

The Company's entire gross revenue is derived from exploration income when the gold is sold at spot prices. Payments from exploration income are as follows:



				2006		2005		2004
Exploration Income		$59,889 	$70,890  	$56,194


NOTE 4  MINING COSTS

The Company pays the Bureau of Land Management for mining claims in the Stedman Mining District of California, the Marshall Lake Mining District in Idaho and the Ore Bell Mining District in California. Collectively, all three mines contain gold, copper and silver mineralization. There are 243 lodes claims with an annual average of $125 fee paid to the Bureau of Land Management. Stedman Mining District has 197 claims, Marshall Lakes Mining District has 46 claims and Ore Bell Mining District has 0 claims. Annual claim costs increased from $100 in 2004 to $125 during 2005 and 2006.


			2006		2005		2004
Mining Costs		$37,000		$30,375		$31,375



NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. The Company has incurred annual office rent expense to on a month-to-month basis per a holdover tenancy status.

			2006		2005		2004
Legal Fees		$0		$13,761		$5,877
Annual Office Rent	$6,600		$7,150		$6,600


NOTE 6  MARKETABLE EQUITY SECURITIES

The Company exchanged 5,000 shares of Viceroy Gold Corporation stock for 500 shares of Viceroy Exploration Ltd. are 1,667 shares of Quest Capital Corporation.

					2006	  2005	   2004
Available for Sale Securities
Cost Basis Equity Securities		$83,085	  $83,085  $83,085

Allowance for Securities Fair
Market Value				(72,800) (75,960) (79,692)
Fair Market Value			$10,286	  $7,125    $3,393

Total gains (loss) in other
income (loss)				$3,160	   $3,732  ($3,856)


NOTE 7  EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years related to mineral exploration.

			2006		2005		2004
Exploration Costs	$10,660		 $0		$0




NOTE 8 SUBSEQUENT EVENTS

An amount of $8,506 of cash reserve, resulting from a purported prior year's stock sale has been included as a cash balance effective January 1, 2003. A prior period adjustment has been made to the beginning retained earnings balance for the error's effect on prior years' earnings.

There was discussion about changes on the Nevada Agency and Trust shareholder list. Correspondence was made with the Nevada Unclaimed Property Division about Certificate 1686 for 226,130 escheated shares of the Company stock. It has been determined that 226,130 shares have been escheated with Wachovia Securities. A revised shareholder list reflects 289 shareholders.

Effective October 13, 2006, Viceroy Exploration, Limited was acquired by Yamana and on October 14, 2006, Yamana announced it had taken up common shares of the Company representing 90.6% of the Company's shares outstanding and was extending its offer with the objective of acquiring all of the outstanding shares of the Company. Yamana further announced, to the extent permitted by applicable law, it intends to delist the Company's shares from the TSX and American Stock Exchange as soon as practicable following consummation of the transaction.

7. Management's Discussion and Analysis of Financial Condition and Result of Operation

(1) While the upward trend in the price of precious metals influences the value of the mines, the cost of mining has substantially increased by
a) Mining Unions and the increasing working scale for mining personnel; and,
b) Environmentalists who require restoration of any property to its original state, a most difficult in the shifting sands of the desert where natural conditions change that original state hourly. Environmentalists are particularly powerful in California. Until extracted and refined, historical sites of precious metal claims may be quantified by core drilling and other means of sampling. The Bagdad Chase and Golden Anchor mines have been mined for precious metals from time to time from the 1800's and all the mining Reports from the 1880's to the present indicate substantial mineral resources. The Oro Belle has been mined out, with its minerals which might be profitably extracted with present mining methods having been removed.
The only revenues company received from royalty income was from the Oro Belle under a joint venture cka Castle Mountain. These royalties ceased when the property no longer yielded profitable precious minerals. The surface rights to the rather small patented properties in a remote desert area are of little value. The only costs to maintain these patented claims are the real property taxes which Registrant pays and which the Castle Mountain Joint Venture repaid during mining operations. Since the Bureau of Land Management changed the annual requirements for exploration development of lode claims in favor of an outright annual rental payment, other than the payments to the Bureau of Land Management for the Registrant's lode claims, there have been no new exploratory activities by Company. Registrant lacks funds to do more than to repair existing facilities until another joint venture mining partner can be located to work its remaining properties.

(2) Registrant lacks the capital resources to actively mine either of the remaining property. Management continues to entertain discussions with potential joint venture lease partners. During the twenty-first century none of these discussions have been fruitful.


There have been no reportable transactions during Registrant's 2006 year.

(3) In 2004 activity in the Castle Mining District was discontinued because the National Park Service made an effort to acquire the mining property after it had been mined out as described above. Environmental restoration funds have been retained by the Mining Operators,Quest,a Canadian Company which took over from Viceroy Resources Corporation. No effort was extended nor further funds expended on either the Stedman District or Golden Anchor property except for necessary claim maintenance Bureau of Land Management rents paid during the reporting period. During 2006 funds were also expended on improvements and repairs to the Golden Anchor facilities

(4) Registrant alone is responsible for the accuracy of the disclosure herein and hereby waives, saves, holds harmless and indemnifies the Securities and Exchange Commission from any staff comments regarding any filings by Registrant with the Commission.

7A.  Quantitative and Qualitative Disclosures About Market Risk

The last known trade for registrant's stock was at 25 cents per share to permit closing a deceased shareholder's estate. Inasmuch as there has been no market for Registrant's stock for over 2 decades, and that purchases of the stock have been limited to estate closures, the risk to shareholders is great.

8.  Financial Statements and Supplementary Data

Please see financial statements prepared by Registrant's CPA, Donald C. Collie, PCAOB.

BAGDAD-CHASE, INC.
BALANCE SHEETS
Years Ending December 31, 2006, 2005 and 2004
(See Independent Accountant's Review Report)

Unaudited


					ASSETS

				2006		2005		2004

CURRENT ASSETS
Cash				$2,493		$12,193		$9,412
Marketable equity securities,
carried at aggregate cost	83,085		83,085	 	83,085

Allowance for excess of
cost of Marketable equity
securities over market value
(Notes 1 & 6)		  	(72,798)	(75,960) 	(79,692)


Prepaid mining costs         	0		 0		0

Total current assets		$12,780		$19,442		$12,805

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)			$73,375		$73,376		$73,376
Less accumulated depreciation	(13,835)	(13,835)	(13,835)

				59,540		59,541		59,541

OTHER ASSETS
	Deposits		0		 0		0
	Total other assets	0		 0		0

TOTAL ASSETS			$72,320		$78,983		$72,346


LIABILITIES AND STOCKHOLDERS' EQUITY



					2006	   2005       	2004
CURRENT LIABILITIES
	Accounts Payable		5,720
	Accrued State Taxes		0	    800	      	 0
	   Total current liabilities	5,720 	    800	       	0

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value:
4,000,000 shares authorized:
1,689,121 issued and outstanding    $1,462,991  $1,689,121  $1,689,121

Paid in capital below par	     (1,168,955) (1,395,085) (1,395,661)

Accumulated deficit (Note 8)	     (227,436)    (215,977)    (221,690)

TOTAL STOCKHOLDERS' EQUITY	      $78,059     $72,345      $77,133

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		      $72,320     $78,859      $72,346


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
Year Ending December 31, 2006, 2005 and 2004
(See Independent Accountant's Review Report)



						Unaudited

					2006	    2005	2004

Exploration Income (Note 3)		$59,889	   $70,890	$56,164


COSTS AND EXPENSES

Mining expenses (Note 4)		37,000      30,375	31,375
Depreciation (Note 2)			0	      0		0
Registration Fees			0	      0		0
Exploration Costs			10,600	      0		0
Director fees				0	      0		0
Newmont Records				0	      802	0
Shareholder List			0	      600	0
Resident Agent fee			2,730	      1,600	0
Filing fee				25	      296	0
Repairs 				4,196	      1,600	0
Bank Charges				34	      117	0
Insurance				1,963	    1,704	1,707
Interest Expense			0	      0		131
Office expense				0	      61	2,746
Legal fees (Note 5)			0	    13,761	5,877
Professional fees			7,620	    6,447	5,962
Rent (Note 5)				6,600	    7,150	6,600
Taxes & licenses			2,880	    3,595	2,474

					73,707	   68,108	56,872

INCOME (LOSS) FROM OPERATIONS		(13,819)    2,782	(708)

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities  0	      0		0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	3,160	   3,732	(3,856)

INCOME (LOSS) BEFORE INCOME TAX	(10,659)   6,514	(4,564)

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			800	     800	800

NET INCOME (LOSS)			(11,459)   5,714	(5,364)
NET INCOME (LOSS) PER SHARE		(0.008)	   0.003	(0.003)

Number of shares of common stock used
to calculate earnings per share	1,462,991  1,689,121	1,689,121


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
Year Ending December 31, 2006, 2005 and 2004
(See Independent Accountant's Review Report)


						Unaudited

					2006	    2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)			$(11,459)  $5,714	$(5,364)

Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation				0	    0		0

Decrease in current assets		0	    0		0

Unrealized loss on valuation of
current marketable equity securities	0	    0		0

Net realized (gain) loss on
sale of current marketable equity
securities			      (3,160)     (3,732)     	3,856

Decrease (Increase)
in other assets/ mining costs		0	    0		0

(Increase) decrease in:
Deferred tax benefit

Increase (decrease) in
     accounts payable			4,920	   800		(800)

Net Cash provided (Used)
by Operating Activities		(9,699)   $2,782	(2,308)

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital	 0	  0		575

NET INCREASE (DECREASE) IN CASH	(9,699)   $2,782	(1,733)

CASH AT BEGINNING OF YEAR		$12,193    9,411 	11,144

CASH AT END OF YEAR			$2,494    12,193       9,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes 			800	    800		0
Cash paid for interest			0	    0		0


BAGDAD CHASE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDING DECEMBER 31, 2006, 2005 AND 2004
				(UNAUDITED)


                   SHARES    VALUE     PAID-IN     ACCUMULATED   TOTAL
                                       CAPITAL     DEFICIT
					 BELOW PAR

BALANCES 12/31/02  1,689,121 1,689,121 (1,395,661) (229,019)    $64,441

NET INCOME (LOSS)					 4,188	   4,188

BALANCES 12/31/03  1,689,121 1,689,121 (1,395,661)  (224,831)   68,629

Prior Years' Cummulative		      576      9,305       9,881
NET INCOME (LOSS)				     (6,164)	  (6,164)

BALANCES 12/31/04  1,689,121 1,689,121 (1,395,661) (221,690)	  72,346

NET INCOME (LOSS)				      5,714	  5,714

BALANCES 12/31/05  1,689,121 1,689,121 (1,395,661) (215,976)	  78,060

NET INCOME (LOSS)				     (11,459)    (11,459)

Escheated Shares (Note 8)
		    (226,130) (226,130) 226,130

BALANCES12/31/06   1,462,991 1,462,991 (1,168,955) (227,435)   66,601

9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During 2006, there were no changes in or any disagreements with accountants on accounting and financial disclosure.

9A.  Controls and Procedures

In light of the limited activities of Registrant over the last two decades, the board of directors of Registrant implemented a simple system of controls and procedures including monthly basic bookkeeping, involving updating of check register and payment of rent and other related expenses which are minimal; delivery of monthly financials to all board members; and, completion and electronic submission of 10Q and 10K reports via the EDGAR system. By using the QuickBooks commercial bookkeeping program Registrant's principal officers have reasonable assurances regarding the reliability and accuracy of the financial information; in particular, because no acquisition, use or disposition of assets is done without prior approval. Further, annual reconciliation and formal accounting is conducted by the Registrant's PCAOB member, Donald C. Collie, CPA.

9B.  Other Information

None.

				PART III

10.  Directors and Executive Officers of the Registrant

Phillip J. Buller, President, Age-57, first elected in 1974
George Rodda, Jr., Secretary/CFO, Age-76, first elected in 1987
Kermit Skeie, Age-93, first elected in 1981
Paul W. Buller, Age-61, first elected in 1985

11.  Executive Compensation

The total amount paid to directors as compensation for service in 2006
was only $       .

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Common Stock	Phillip J. Buller*	53,647		3.67%

Common Stock	George Rodda, Jr.*	220,707		15.08%

Common Stock	Paul W. Buller*		45,598		3.12%

Common Stock	Kermit Skeie*		39,000		2.67%

Common Stock	Elizabeth Murphy	32,882	        2.25%
		43624 Sierra Vista Dr.
		Lancaster, CA 93536

Common Stock	State of Nevada**	226,930		15.51%
		Unclaimed Property Div.

*c/o Bagdad Chase, Inc.
359 San Miguel drive Suite 202
Newport Brach, CA 92660

**Escheated in May, 1999 because shareholders current addresses were Unknown and/or held by CEDE & Co. P.O.B. 20, Bowling Green Station, New York, New York 10004.


13.  Certain Relationships and Related Transactions

During 2006, there were no transactions, or any currently proposed transactions, to which the Registrant or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest: (1) Any director or executive officer of the registrant; (2) Any nominee for election as a director; (3) Any security holder who is known to the registrant to own of record or beneficially more than five percent of any class of the registrant's voting securities; and
(4) Any member of the immediate family of any of the foregoing persons.


14.  Principal Accounting Fees and Services

During 2006, Registrant expended $7,620 in accounting fees. During the three preceding years, Registrant expended $6,447 (2005), $5,962 (2004) and $4,275 (2003) in accounting fees.

				PART IV

15.  Exhibits, Financial Statement Schedules

Registrant's Secretary has personally reviewed all of registrant's 10Q and 10K filings with the Commission for the last 21 years, during which period Registrant has not been listed or traded on any stock exchange. Unfortunately, none of these filings incorporated by reference, or otherwise, any of the Exhibits which permeated with dozens and dozens of exhibit filings with the Commission during the 1960's and 1970's when Registrant was actively traded. Management is severely handicapped by being a 100+ year old gold mining corporation which in the 1880's and early 1900's was far more concerned with accounting for its mineral extractions, railroad, land patents and mining claims than some of its corporate documentation. No new exhibits were generated during 2006. To ensure that none of the potential or current investors or stockholders of registrant should lack knowledge, registrant is providing an index of those documents which currently are in the possession of registrant and have previously been submitted to the Commission in hard copy. These documents have not been reproduced for this electronic filing pending advice from the Commission regarding alternatives to electronic submission of historical documents that are not subject to adequate duplication or scanning.

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

16.1  Changes in certifying accountants have not occurred for the past 5 years

18.1  Invoice from CPA for $1,675 marked paid
18.2  Letter from CPA re no change in accounting principles

20.1  1969 Registrant's Balance sheet as of 5-31-69
20.2  1968 The Gold Ore Mining Company Statement to Shareholders
20.3 1999 Letter and Enumeration of Escheated Shareholders listing by Nevada Agency and Trust, registrant's transfer agent to Nevada Unclaimed Property Division per NRS Section 120A entitled Disposition of Unclaimed Property

23.1 1984 Registrant's Default Judgment against Southwest Minerals, a Nevada corporation in Orange County Superior Court Case #390729
23.2 1999 Registrant's Abstract of Judgment against United States Oil & Mineral Corporation, a Nevada corporation, in San Bernardino County Superior Court case #VCV 15205
23.3 2001 Quitclaim Deed from Newmont North America Gold Mining Corporation, a division of Newmont Gold Corporation, to registrant of 197 lode mining claims in Stedman Mining District

31.1  Certifications
Registrants Board of Directors and all officers have certified and executed this 10K filing.

99.1 1969 Registrant's acknowledgment of Nevada Agency and Trust Company of Reno Nevada as Transfer Agent for registrant.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bagdad Chase, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAGDAD CHASE, INC.
Date: December 20, 2007
By: /s/ Philip Buller
Philip Buller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bagdad Chase, Inc., and in the capacities and on the dates indicated.
Date			Title		Signature

December 20, 2007 	President	/s/ Philip Buller
					Philip Buller

December 20, 2007 	C.F.O.		/s/ George Rodda,Jr.
					George Rodda,Jr

Directors:

December 20, 2007	Director	/s/ Paul Buller
					Paul Buller

December 20, 2007	Director	/s/ Kermit Skeie
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this Amended 10K (2006) report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2007
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this Amended 10K (2006) report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 20, 2007
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly
Report of BAGDAD CHASE, INC. (the Company) on Form 10K for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: December 20, 2007
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer