Form 10-Q
period 2007-09-30
BAGDAD CHASE INC
filed 2008-04-04
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the Quarter Ended September 30, 2007

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

Shares of common stock issued and outstanding on September 30, 2007:
1,462,991.

Number of Shareholders:  289.

The registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the
past ninety (90) days.   X Yes     No

			PART I FINANCIAL INFORMATION

1.  Financial Statements
Please see the financial statements herein.


BAGDAD-CHASE, Inc.
Financial Statements
Three Months September 30, 2007


CONTENTS

ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
Balance Sheets
Statements of Income (Loss) and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

To the Board of Directors
Bagdad-Chase, Inc.
Newport Beach, CA

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of September 30, 2007 and the related statements of income (loss) and accumulated deficit , and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review
Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc.

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

NOTE 2  PROPERTY AND EQUIPMENT

Non-producing mining and equipment consist of the following at March 31:

					Three Months Ended
					September 30,

					2007		2006
Non-producing mining properties		59,540		59,540
Equipment				13,835		13,835
					73,375		73,375
Less: Accumulated depreciation		(13,835)	(13,835)
					$59,540		$59,540


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

NOTE 3  REVENUES

The Company's entire gross revenue is derived from exploration income when the gold is sold at spot prices. Payments from exploration income are as follows:

					Three Months Ended
					September 30,

					2007		2006
Exploration Income			$59,382		$51,105



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

					Three Months Ended
					September 30,

					2007		2006
Mining Costs				$29,875		$31,250


NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Also, the Company incurs annual office rent expense on a month-to-month basis, on a holdover status.

					Three Months Ended
					September 30,

					2007		2006
Legal Fees				$8,661		$0
Annual Office Rent			$3,850		$4,400


NOTE 6  MARKETABLE EQUITY SECURITIES

The Company exchanged 5,000 shares of Viceroy Gold Corporation stock for 500 shares of Yamana Gold and 1,667 shares of Quest Capital
Corporation.

						Three Months Ended
						September 30,
Available for Sale Securities			2007		2006

Cost Basis Equity Securities			$83,085		$83,085
Allowance for Securities Fair Market Value  	($72,977)	($72,798)
Fair Market Value				$10,108		$10,287

Total gains (loss) in other income (loss)	$(203)		$0


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


					Three Months Ended
					September 30,

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


<PAGE?

BAGDAD-CHASE, INC.
BALANCE SHEETS
(See Independent Accountant's
Review Report)
						Unaudited


					September 30, 2007	December 31, 2006

CURRENT ASSETS
Cash					 $6,143			$2,493
Marketable equity securities,

carried at aggregate cost		 83,085		 	83,085
Allowance for excess of
     cost of Marketable

equity securities over
market value (Notes 1 & 6)		 (72,977) 	 	(72,798)


Prepaid mining costs         		  0			  0

Total current assets			 $16,251	 	$12,780

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)				 $73,375		 $73,375
Less accumulated depreciation		 (13,835)		 (13,835)

					 $59,540		 $59,540

OTHER ASSETS
	Deposits			  0			  0
	Total other assets		  0			  0

TOTAL ASSETS				 $75,791		 $72,320


LIABILITIES AND STOCKHOLDERS' EQUITY



					September 30, 2007	December 31, 2006
CURRENT LIABILITIES
	Accounts Payable		      $0		$5,720
	Accrued State Taxes		       0		0

	   Total current liabilities	      $0		$5,720

STOCKHOLDERS' EQUITY
	Common stock, $1.00 par value:
	   4,000,000 shares authorized:
	   1,462,991 issued and outstanding	$1,462,991	$1,462,991

Paid in capital below par		  (1,168,955)		(1,168,955)

Accumulated deficit (Note 8)		   (218,245)		(227,436)

TOTAL STOCKHOLDERS' EQUITY		    $75,791		$66,600

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			    $75,791		$72,320


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
(See Independent Accountant's Review Report)



						Unaudited

					   Three Months Ended
						 September 30,

					2007			2006

EXPLORATION INCOME  (Note 3)		$26,697			$51,105



COSTS AND EXPENSES

Mining expenses (Note 4)		$29,875			$25,500
Exploration Costs			 2,625			 7,249
Depreciation (Note 2)			 0			 0
Registration Fees			 0			 0
Director fees				 0			 0
Newmont Records				 0			 0
Shareholder List			 0			 0
Resident Agent fee			 0			 400
Filing fee				 25			 0
Board Meeting				 21			 39
Bank Charges				 0			 0
Insurance				 0			 0
Interest Expense			 0			 0
Repair and maintenance			 0			 0
Office expense				 50			 0
Legal fees (Note 5)			 3,104			 0
Professional fees			 450			 300
Rent (Note 5)				 1,650			 1,100
Taxes & licenses			 0			 100

					$35,175			$27,439

INCOME (LOSS) FROM OPERATIONS		$(8,478)		$23,666

OTHER INCOME (EXPENSE)
	Dividend income			$34			$36

	Unrealized loss on valuation
	of marketable equity securities	(203)			0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	0			0

INCOME (LOSS) BEFORE INCOME TAX		$(8,647)		$23,702


PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0			0

NET INCOME (LOSS)			$(8,647)		$23,702


NET INCOME (LOSS) PER SHARE		 (0.006)		0.016

Number of shares of common stock used
to calculate earnings per share		1,462,991		1,462,991


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
(See Independent Accountant's Review Report)


						Unaudited

						   Three Months Ended
							  September 30,
						2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)				$9,166		$(1,049)
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation					0		0

Decrease in current assets			0		0

Unrealized loss on valuation of current
marketable equity securities			203		0

Net realized (gain) loss on
sale of current marketable equity securities	0		0

Decrease (Increase)				0		0
in other assets/ mining costs

(Increase) decrease in:				0		0
Deferred tax benefit

Advance from Shareholder Repayment		$(6,000)	0

Advance from Shareholder			$6,000		0

Increase (decrease) in
     accounts payable				(5,720)		800

Net Cash provided (Used)
by Operating Activities				$3,649		$(1,849)

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital
						0		0

NET INCREASE (DECREASE) IN CASH			$3,649		$(1,849)


CASH AT BEGINNING OF PERIOD			$2,493		$12,193

CASH AT END OF PERIOD				$6,142		$10,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes				800		0
Cash paid for interest				0		0


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
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this 3rd Quarter (2007) 10Q report of
Bagdad Chase,Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: February 8, 2008
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this 3rd Quarter (2007) 10Q report of
Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: February 8, 2008
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly
Report of BAGDAD CHASE, INC. (the Company) on Form 10-Q for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: February 8, 2008
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer