Form 10-K
period 2007-12-31
BAGDAD CHASE INC
filed 2008-11-18
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                              FORM 10K

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934.

                  For the Fiscal Year Ended DECEMBER 31, 2007

                        Commission File #07883


                          BAGDAD CHASE, INC.



State of Incorporation:  Nevada               I.R.S. I.D. 95-236978

Address of Principal Executive Office:
33440 Barrington Drive
Temecula, CA 92592

Registrants Telephone Number including Area Code: (951) 302-9966 or 200-9877 (cellphone)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
$1.00 par value common stock.

BAGDAD CHASE, INC. is currently not registered with any exchange.

Shares of common stock issued and outstanding on December 31, 2007:
1,462,991 Number of Shareholders:  289.


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

From 2000 to 2007 Registrant has not acquired any properties or developed any of its mines. During that 7-year period, the Castle Mountain property, was mined out and is currently in the process of being restored from escrowed funding by Quest, a successor in interest to Viceroy Minerals Corporation, a Canadian public corporation with which Registrant dealt in the early 1990's, exchanging all but a fraction of 1% of Registrant's holdings in Castle Mountain Joint Venture for Viceroy stock which was sold during the 1990's except for 5,000 shares which was converted into Quest shares and Viceroy Resources shares in 2004. Quest merged with Yamato Gold during 2007.

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

(3) The Oro Belle Mine was located in the Eastern part of San Bernardino County, California. It consisted of three patented claims. The sale of these claims for $50,000 is pending. The joint Castle Mountain mining operation won the coveted Bureau of Land Management "Friends of the Land" award proving that mining and environmental protection can co-exist. The plan for the Castle Mountain Joint mining venture is to become a part of the Joshua Tree National Monument. The Bagdad Chase Mine and Golden Anchor Mine contain gold and silver mineralization. Bagdad Chase Mine also contains copper mineralization.


3.  Legal Proceedings

During 2007, Registrant was not and is not currently subject to any material legal proceedings. An officer of Registrant obtained shares from a major holder via litigation in the Orange County Superior Court during 2006, as hereinafter reflected in 12.


4.  Matters Submitted to Vote of Security Holders

During 2007, no matters were submitted to a vote of security holders.

				PART II

5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

None of the shares of registrant has been listed on any exchange for more than two decades. The only known "sales" of shares, according to Nevada Agency and Trust, Registrant's Transfer Agent, were to permit closing of estates of deceased shareholders. Registrant retired these shares.

There was discussion about changes on the Nevada Agency and Trust shareholder list. Correspondence was made with the Nevada Unclaimed Property Division about Certificate 1686 for 226,130 escheated shares of the Company stock. It has been determined that 226,130 shares have been escheated with Wachovia Securities. A revised shareholder list reflects 289 shareholders.

6.  Selected Financial Data


BAGDAD-CHASE, Inc.
Financial Statements
Years Ending December 31, 2007, 2006 and 2005

Contents

PCAOB (ACCOUNTANT)'S REVIEW REPORT
FINANCIAL STATEMENTS
	Balance Sheets
	Statements of Income (Loss)
	Statements of Cash Flows
	Statements of Changes in Stockholders' Equity
	Notes to Financial Statements



To the Board of Directors
Bagdad-Chase, Inc.
33440 Barrington Drive
Temecula, CA 92592

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of December 31, 2007, 2006 and 2005 and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc.

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

Cash and cash equivalents - Cash consists of deposits held in checking accounts.

Basis of accounting - for financial statement reporting, revenues are recognized when mining royalties received and costs are recognized when incurred.

Income taxes - The Financial Accounting Standards Board approved Statement of Financial Accounting Standards, No. 109 on accounting for income taxes. Generally, this standard requires a recalculation of deferred taxes in conformity with the liability method, in contrast to the deferred method currently in effect. The Company has elected to implement this accounting standard.

Marketable equity securities - Marketable equity securities are carried at lower of cost or market value with an allowance for excess of cost of marketable equity securities over market value.

Equipment and improvements - Equipment and improvements are stated at cost. Major renewals and improvements are charged to the property accounts while replacements, maintenance, and repairs which do not improve or extend the life of the respective assets are expensed currently. At the time properties are retired or otherwise disposed of, the property and related accumulated depreciation accounts are relieved of the applicable amounts and any gain or loss is recorded.

Earnings per share information - Earnings per share information is computed by dividing net income (loss) by the weighted average number of capital shares outstanding during the year.

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

Depreciation is computed using the straight-line method for financial statement purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

	ESTIMATED USEFUL LIVES	 	ASSETS
Office equipment & field equipment	5 years
Office furniture & Mining equipment	7 years

Depletion of mining properties of mining properties is computed using the units-of-production method.

NOTE 2  PROPERTY AND EQUIPMENT

Non-producing mining and equipment consist of the following at December 31:

				   2007		2006		2005
Non-Producing mining properties    59,541	59,541		59,541
Equipment			   13,835	13,835		13,835
				   73,376	73,376		73,376
Less: Accumulated depreciation    (13,835)	(13,835)	(13,835)
				   $59,541	$59,541		$59,541


Non-producing mining properties of $59,541 carried cost represent. Oro Belle patents that were mined out by Viceroy and its successors and are no longer producing and will be sold for $50,000. These claims were not mined when operations were no longer were profitable. The Oro Belle mining property once produced royalty income, plus a percentage of pooled mining income if it exceeded minimum royalty lease payments. Upon being "mined out" all royalty income terminated.


NOTE 3  REVENUES

The Company's entire gross revenue is derived from exploration income when the gold is sold at spot or pre-determined prices. Payments from exploration income are as follows:



				2007		2006		2005
Exploration Income		$67,357 	$59,889  	$70,890


NOTE 4  MINING COSTS

The Company pays the Bureau of Land Management for mining claims in the Stedman Mining District of California and the Marshall Lake Mining District in Idaho. As stated earlier these mines contain gold, copper and silver mineralization. There are 243 lodes claims, each with an annual $125 fee paid to the Bureau of Land Management. Stedman Mining District has 197 claims and Marshall Lakes Mining District has 46 claims. Annual claim rental costs increased from $100 in 2004 to $125 during 2005 and thereafter.
2006.

			2007		2006		2005
Mining Costs		$29,875		$31,250		$30,375



NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Also, the Company incurs annual office rent expense on a month-to-month basis, on a holdover status.

			2007		2006		2005
Legal Fees		$8,661		$0		$13,761
Annual Office Rent	$6,600		$6,600		$7,150


NOTE 6  MARKETABLE EQUITY SECURITIES

The Company exchanged 5,000 shares of Viceroy Gold Corporation stock for 500 shares of Yamana Gold, Inc. and 1,667 shares of Quest Capital
Corporation.

					2007	  2006	   2005
Available for Sale Securities
Cost Basis Equity Securities		$83,085	  $83,085  $83,085

Allowance for Securities Fair
Market Value				(72,088) (72,798) (78,960)
Fair Market Value			$10,286	  $10,287   $7,125

Total gains (loss) in other
income (loss)				$710	   $3,160    3,732


NOTE 7  EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years related to mineral exploration.

			2007		2006		2005
Exploration Costs	$0		 $10,660	$0




NOTE 8 SUBSEQUENT EVENTS

There was discussion about changes on the Nevada Agency and Trust shareholder list. Correspondence was made with the Nevada Unclaimed Property Division about Certificate 1686 for 226,130 escheated shares of the Company stock. It has been determined that 226,130 shares have been escheated with Wachovia Securities. A revised shareholder list reflects 289 shareholders.

Effective October 13, 2006, Viceroy Exploration, Limited was acquired by Yamana and on October 14, 2006, Yamana announced it had taken up common shares of the Company representing 90.6% of the Company's shares outstanding and was extending its offer with the objective of acquiring all of the outstanding shares of the Viceroy Company. Yamana further announced, to the extent permitted by applicable law, it intends to delist that Company's shares from the TSX and American Stock Exchange as soon as practicable following consummation of the transaction.

Escrow proceedings are in progress for the proposed sale of the 3 Oro Belle, patents, projected to net $50,000 in 2008.

7. Management's Discussion and Analysis of Financial Condition and Result of Operation

(1) While the upward trend in the price of precious metals influences the value of the mines, the cost of mining has substantially increased by
a) Mining Unions and the increasing working scale for mining personnel; and,
b) Environmentalists who require restoration of any property to its original state, a most difficult task when the shifting sands of the desert change "naturalconditions" daily. Environmentalists are politically powerful in California. Until extracted and refined, historicalsites of precious metal claims may be quantified by core drilling and other means of sampling. The Bagdad Chase and Golden Anchor mines have been mined for precious metals from time to time from the 1800's and all the mining Reports from the 1880's to the present indicate substantial remaining mineral resources. The Oro Belle was "mined out" in 2004. This term means that its minerals which might be profitably extracted with present mining methods have been removed.
The only revenues company received from royalty income was from the Oro Belle under a joint venture cka Castle Mountain. These royalties ceased when the property no longer yielded profitable precious minerals. The surface rights to the rather small patented properties in a remote desert area are being sold for $50,000. Since the Bureau of Land Management changed the annual requirements for exploration development of lode claims in favor of an outright annual rental payment, other than the payments to the Bureau of Land Management for the Registrant's lode claims, there have been no new exploratory activities by Company. Registrant lacks funds to do more than to repair existing facilities until another joint venture mining partner can be located to work its remaining properties.

(2) Registrant lacks the capital resources to actively mine either of the remaining property. Management continues to entertain discussions with potential joint venture lease partners. During the twenty-first century none of these discussions have been fruitful.

There have been no reportable transactions during Registrant's 2007 year.

(3) In 2004 activity in the Castle Mining District was discontinued because the National Park Service made an effort to acquire the mining property after it had been mined out as described above. Environmental restoration funds have been retained by the Mining Operators,Quest,a Canadian Company which took over from Viceroy Resources Corporation. No effort was extended nor further funds expended on either the Stedman District or Golden Anchor property except for necessary claim maintenance Bureau of Land Management rents paid during the reporting period. During 2007 funds were also expended on improvements and repairs to the Golden Anchor facilities

(4) Registrant alone is responsible for the accuracy of the disclosure herein and hereby waives, saves, holds harmless and indemnifies the Securities and Exchange Commission from any staff comments regarding any filings by Registrant with the Commission.

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

8.  Financial Statements and Supplementary Data

Please see financial statements prepared by Registrant's CPA, Donald C. Collie, PCAOB.

BAGDAD-CHASE, INC.
BALANCE SHEETS
Years Ending December 31, 2007, 2006 and 2005
(See Independent Accountant's Review Report)

Unaudited



						ASSETS

				2007		2006		2005

CURRENT ASSETS
Cash				$7,408		$2,493		$12,193
Marketable equity securities,
carried at aggregate cost	83,085		83,085	 	83,085

Allowance for excess of
cost of Marketable equity
securities over market value
(Notes 1 & 6)		  	(72,088)	(72,798) 	(75,836)


Prepaid mining costs         	0		 0		0

Total current assets		$18,403		$12,780		$19,442

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)			$73,375		$73,375		$73,376
Less accumulated depreciation	(13,835)	(13,835)	(13,835)

				59,540		59,540		59,541

OTHER ASSETS
	Deposits		0		 0		0
	Total other assets	0		 0		0

TOTAL ASSETS			$77,944		$72,320		$78,983


LIABILITIES AND STOCKHOLDERS' EQUITY



					2007	   2006       	2005
CURRENT LIABILITIES
	Accounts Payable		1,809	  5,720
	Accrued State Taxes		  800	    0	      	 800
	   Total current liabilities	2,609 	  5,720		 800

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value:
4,000,000 shares authorized:
1,462,991 issued and outstanding    $1,462,991  $1,462,991  $1,689,121
(Note 8)

Paid in capital below par	     (1,168,955) (1,168,955) (1,395,085)

Accumulated deficit 		     (218,701)    (227,436)    (215,977)

TOTAL STOCKHOLDERS' EQUITY	      $75,335     $66,600      $78,059

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		      $77,944     $72,320      $78,859


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
Year Ending December 31, 2007, 2006 and 2005
(See Independent Accountant's Review Report)



						Unaudited

					2007	    2006	2005

Exploration Income (Note 3)		$67,357	   $59,889	$70,890


COSTS AND EXPENSES

Mining expenses (Note 4)		29,875      37,000	30,375
Depreciation (Note 2)			0	      0		0
Registration Fees			0	      0		0
Exploration Costs			0	      10,600	0
Director fees				0	      0		0
Newmont Records				0	      802	0
Shareholder List			2,150	      0		600
Resident Agent fee			723	      2,730     1,600
Filing fee				25	      25        296
Repairs 				0	      4,196     1,600
Bank Charges				127	      34        117
Insurance				0	      1,963	1,704
Interest Expense			318	      0		0
Office expense				5,622	      0		61
Legal fees (Note 5)			8,661	      0	        13,761
Professional fees			3,459       7,620	6,447
Rent (Note 5)				6,600       6,600	7,150
Taxes & licenses			2,770       2,880	3,595

					60,329	    73,708	68,108

INCOME (LOSS) FROM OPERATIONS		 8,678     (13,819)      2,782

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities  0	      0		0

	Dividends			 147	      0		0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	710	      3,160	3,732

INCOME (LOSS) BEFORE INCOME TAX		9,535	     (10,659)   6,514

PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			800	     800	800

NET INCOME (LOSS)			8,735	     (11,459)   5,714

NET INCOME (LOSS) PER SHARE		0.006        (0.008)	0.004

Number of shares of common stock used
to calculate earnings per share		1,462,991  1,462,991	1,689,121


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
Year Ending December 31, 2007, 2006 and 2005
(See Independent Accountant's Review Report)


						Unaudited

					2007	    2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)			$(11,459)  $5,714	$(5,364)

Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation				0	    0		0

Decrease in current assets		0	    0		0

Unrealized loss on valuation of
current marketable equity securities	0	    0		0

Net realized (gain) loss on
sale of current marketable equity
securities			      (3,160)     (3,732)     	3,856

Decrease (Increase)
in other assets/ mining costs		0	    0		0

(Increase) decrease in:
Deferred tax benefit

Increase (decrease) in
     accounts payable			4,920	   800		(800)

Net Cash provided (Used)
by Operating Activities		        (9,699)   $2,782	(2,308)

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital	 0	  0		575

NET INCREASE (DECREASE) IN CASH	        (9,699)   $2,782	(1,733)

CASH AT BEGINNING OF YEAR		$12,193    9,411 	11,144

CASH AT END OF YEAR			$2,494    12,193       9,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes 			800	    800		0
Cash paid for interest			0	    0		0


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

9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During 2007, there were no changes in or any disagreements with accountants on accounting and financial disclosure.

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

9B.  Other Information

None.

				PART III

10.  Directors and Executive Officers of the Registrant

Phillip J. Buller, President, Age-58, first elected in 1974
George Rodda, Jr., Secretary/CFO, Age-78, first elected in 1987
Kermit Skeie, Age-89, first elected in 1981
Paul W. Buller, Age-62, first elected in 1985

11.  Executive Compensation

The total amount paid to directors as compensation for service in 2007 was only $4,310.

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Common Stock	Phillip J. Buller*	53,647		3.67%

Common Stock	George Rodda, Jr.*     253,589	       17.33%

Common Stock	Paul W. Buller*		45,598		3.12%

Common Stock	Kermit Skeie*		39,000		2.67%


*c/o Bagdad Chase, Inc.
33440 Barrington Drive
Temecula, CA 92592




13.  Certain Relationships and Related Transactions

During 2007, there were no transactions, or any currently proposed transactions, to which the Registrant or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest: (1) Any director or executive officer of the registrant; (2) Any nominee for election as a director; (3) Any security holder who is known to the registrant to own of record or beneficially more than five percent of any class of the registrant's voting securities; and
(4) Any member of the immediate family of any of the foregoing persons.


14.  Principal Accounting Fees and Services

During 2006, Registrant expended $7,620 in accounting fees. During the three preceding years, Registrant expended $6,447 (2005), $5,962 (2004) and $4,275 (2003) in accounting fees.

				PART IV

15.  Exhibits, Financial Statement Schedules

Registrant's Secretary has personally reviewed all of registrant's 10Q and 10K filings with the Commission for the last 23 years, during which period Registrant has not been listed or traded on any stock exchange. Unfortunately, none of these filings incorporated by reference, or otherwise, any of the Exhibits which permeated with dozens and dozens of exhibit filings with the Commission during the 1960's and 1970's when Registrant was actively traded. Management is severely handicapped by being a 100+ year old gold mining corporation which in the 1880's and early 1900's was far more concerned with accounting for its mineral extractions, railroad, land patents and mining claims than some of its corporate documentation. No new exhibits were generated during 2007. To ensure that none of the potential or current investors or stockholders of registrant should lack knowledge, registrant is providing an index of those documents which currently are in the possession of registrant and have previously been submitted to the Commission in hard copy. These documents have not been reproduced for this electronic filing pending advice from the Commission regarding alternatives to electronic submission of historical documents that are not subject to adequate duplication or scanning.

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

BAGDAD CHASE, INC.
Date: August 30, 2008
By: /s/ Philip Buller
Philip Buller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bagdad Chase, Inc., and in the capacities and on the dates indicated.
Date			Title		Signature

August 30, 2008 	President	/s/ Philip Buller
					Philip Buller

August 30, 2008 	C.F.O.		/s/ George Rodda,Jr.
					George Rodda,Jr

Directors:

August 30, 2008		Director	/s/ Paul Buller
					Paul Buller

August 30, 2008		Director	/s/ Kermit Skeie
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this Amended 10K (2007) report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 30, 2008
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this Amended 10K (2007) report of Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 30, 2008
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly
Report of BAGDAD CHASE, INC. (the Company) on Form 10K for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: August 30, 2008
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer