Form 10-Q
period 2008-03-31
BAGDAD CHASE INC
filed 2009-01-09
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the Quarter Ended March 31, 2008

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

BAGDAD CHASE, INC. is currently not registered with any exchange.

Shares of common stock issued and outstanding on March 31, 2008:
1,462,991.

Number of Shareholders:  290.

The registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the
past ninety (90) days.   X Yes     No

			PART I FINANCIAL INFORMATION

1.  Financial Statements
Please see the financial statements herein.


BAGDAD-CHASE, Inc.
Financial Statements
Three Months March 31, 2008


CONTENTS

ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
Balance Sheets
Statements of Income (Loss) and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

To the Board of Directors
Bagdad Chase, Inc.
Temecula, CA

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of March 31, 2008 and the related statements of income (loss) and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad Chase, Inc.

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

November 18, 2008

Note 1  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated under the laws of the State of Nevada on November 6, 1926. The Company issued one million shares of stock on December 12, 1926, in payment for mining claims. The corporate name was changed to Bagdad-Chase, Inc. on May 4, 1968, at a special stockholders' meeting. The Company primarily engages in leasing its property, consisting of patented and unpatented mining claims, and exploration income, sold at spot prices..

Cash and cash equivalents: Cash consists of deposits held in checking accounts.

Basis of accounting: for financial statement reporting, revenues are recognized when mined metals are sold and costs are recognized when incurred.

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

The preparation of financial statements: in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

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

NOTE 2  PROPERTY AND EQUIPMENT

Non-producing mining and equipment consist of the following at March 31:

					Three Months Ended
					March 31,

					2007		2008
Non-producing mining properties		59,540		59,540
Equipment				13,835		13,835
					73,375		73,375
Less: Accumulated depreciation		(13,835)	(13,835)
					$59,540		$59,540


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

NOTE 3  REVENUES

The Company's entire gross revenue is derived from exploration income when the gold is sold at spot prices or pre-determined market prices. Payments from exploration income are as follows:

					Three Months Ended
					March 31,

					2007		2008
Exploration Income			$9,695		$19,655



NOTE 4  MINING COSTS

The Company pays the Bureau of Land Management for mining claims in the Stedman Mining District of California, the Marshall Lake Mining District in Idaho. Collectively, all mines contain gold, copper and silver mineralization. There are 243 lodes claims with an annual average of $125 fee paid to the Bureau of Land Management. Stedman Mining District has 197 claims, Marshall Lakes Mining District has 46 claims and Oro Bell Mining District has 0 claims. Annual claim costs increased from $100 in 2003 to $125 during 2004 and 2005. The Oro Belle had three patented claims all of which have been 'mined out' by viceroy in the Castle Mountain mine joint venture.

					Three Months Ended
					March 31,

					2007		2008
Mining Costs				$0		$0


NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Also, the Company incurred office rent expense on a month-to-month basis, on a holdover status which ended at this quarter, when the Company moved to Temecula.

					Three Months Ended
					March 31,

					2007		2008
Legal Fees				$0		$0
MOnthly Office Rent			$1,700		$2,750


NOTE 6  MARKETABLE EQUITY SECURITIES

The Company exchanged 5,000 shares of Viceroy Gold Corporation stock for 500 shares of Yamana Gold and 1,667 shares of Quest Capital
Corporation.

						Three Months Ended
						March 31,
Available for Sale Securities			2007		2008

Cost Basis Equity Securities			$83,085		$83,085
Allowance for Securities Fair Market Value  	($71,387)	($73,172)
Fair Market Value				$11,698		$9,914

Total gains (loss) in other income (loss)	$0		$0


NOTE 7  EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years except for mineral exploration. There is an on-going attempt to dispose 33+ acres of Oro Belle patented claims Castle Mountain Venture the Viceroy successors for $50,000, pending approval from Company board of directors. However, payments were allocated in 2006 to a board member for exploration in the Marshal Lake Mining District.


					Three Months Ended
					March 31,

					2007		2008
Exploration Costs			$0		$3,465


Payments have been allocated in 2008 to board members for exploration in Marshall Lake Mining District and Stedman Mining District

BAGDAD-CHASE, INC.
BALANCE SHEETS
(See Independent Accountant's
Review Report)
						Unaudited


					March 31, 2008	December 31, 2007

CURRENT ASSETS
Cash					$18,409			$7,408
Marketable equity securities,

carried at aggregate cost		 83,086		 	83,085
Allowance for excess of
     cost of Marketable

equity securities over
market value (Notes 1 & 6)		 (73,172) 	 	(72,088)


Prepaid mining costs         		  0			  0

Total current assets			 $28,323	 	$18,403

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)				 $73,375		 $73,375
Less accumulated depreciation		 (13,835)		 (13,835)

					 $59,540		 $59,540

OTHER ASSETS
	Deposits			  0			  0
	Total other assets		  0			  0

TOTAL ASSETS				 $87,863		 $77,944


LIABILITIES AND STOCKHOLDERS' EQUITY



					March 31, 2008	December 31, 2007
CURRENT LIABILITIES
	Accounts Payable		      $2,609		$1,809
	Accrued State Taxes			0		  800

	   Total current liabilities	      $2,609		$2,609

STOCKHOLDERS' EQUITY
	Common stock, $1.00 par value:
	   4,000,000 shares authorized:
	   1,462,991 issued and outstanding   $1,462,991	$1,462,991

Paid in capital below par		     (1,168,955)	(1,168,955)

Accumulated deficit (Note 8)		      (208,782)		(218,701)

TOTAL STOCKHOLDERS' EQUITY		       $85,254		$75,335

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			       $87,863		$77,944


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
(See Independent Accountant's Review Report)



						Unaudited

					   Three Months Ended
						 March 31,

					2007			2008

EXPLORATION INCOME  (Note 3)		$9,695			$19,655



COSTS AND EXPENSES

Mining expenses (Note 4)		$0			$0
Exploration expense (NOte 7)		 0			 3,465
Depreciation (Note 2)			 0			 0
Registration Fees			 0			 0
Director fees				 0			 0
Maps					 0			 30
Newmont Records				 0			 0
Shareholder List			 0			 0
Resident Agent fee			 73			 0
Filing fee				 0			 0
Board Expense				 0			 0
Board Meeting				 0			 1,600
Bank Charges				 24			 0
Insurance				 0			 0
Interest Expense			 0			 0
Office expense				 0			 23
Legal fees (Note 5)			 0			 0
Professional fees			 450			 450
Rent (Note 5)				 1,700			 2,750
Taxes & licenses			 0			 369

					$2,247			$8,687

INCOME (LOSS) FROM OPERATIONS		$7,448			$10,968

OTHER INCOME (EXPENSE)
	Unrealized loss on valuation
	of marketable equity securities	0			0

	Dividends			0			33

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	$1,411			(1,082)

INCOME (LOSS) BEFORE INCOME TAX		$8,859			$9,919


PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0			0

NET INCOME (LOSS)			$8,859			$9,910


NET INCOME (LOSS) PER SHARE		 0.006			 0.007

Number of shares of common stock used
to calculate earnings per share		1,462,991		1,462,991


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
(See Independent Accountant's Review Report)


						Unaudited

						   Three Months Ended
							  March 31,
						2007		2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)				$8,859		$9,919
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation					0		0

Decrease in current assets			0		0

Unrealized loss on valuation of current
marketable equity securities			0		0

Net realized (gain) loss on
sale of current marketable equity securities	(1,411)		1,082

Decrease (Increase)				0		0
in other assets/ mining costs

(Increase) decrease in:				0		0
Deferred tax benefit

Increase (decrease) in
     accounts payable				(2,776)		0

Net Cash provided (Used)
by Operating Activities				$4,672		$11,001

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital
						0		0

NET INCREASE (DECREASE) IN CASH			$4,672		$11,001


CASH AT BEGINNING OF PERIOD			$2,495		$7,408

CASH AT END OF PERIOD				$7,167		$18,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes				0		0
Cash paid for interest				0		0


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

BAGDAD CHASE, INC.
Date: December 18, 2008
By: /s/ Philip Buller
Philip Buller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bagdad Chase, Inc., and in the capacities and on the dates indicated.
Date			Title		Signature

December 18, 2008 	President	/s/ Philip Buller
					Philip Buller

December 18, 2008 	C.F.O.		/s/ George Rodda,Jr.
					George Rodda,Jr

Directors:

December 18, 2008	Director	/s/ Paul Buller
					Paul Buller

December 18, 2008	Director	/s/ Kermit Skeie
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this 1st Quarter (2008) 10Q report of
Bagdad Chase,Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 18, 2008
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this 1st Quarter (2008) 10Q report of
Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 18, 2008
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly
Report of BAGDAD CHASE, INC. (the Company) on Form 10-Q for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: December 18, 2008
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer