Form 10-Q
period 2008-06-30
BAGDAD CHASE INC
filed 2009-02-11
CIK 9128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the Quarter Ended June 30, 2008

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

Shares of common stock issued and outstanding on June 30, 2008:
1,462,991.

Number of Shareholders:  290.

The registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and has been subject to such filing requirements for the
past ninety (90) days.   X Yes     No

			PART I FINANCIAL INFORMATION

1.  Financial Statements
Please see the financial statements herein.


BAGDAD-CHASE, Inc.
Financial Statements
Three Months June 30, 2008


CONTENTS

ACCOUNTANT'S REVIEW REPORT
FINANCIAL STATEMENTS
Balance Sheets
Statements of Income (Loss) and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

To the Board of Directors
Bagdad-Chase, Inc.
Temecula, CA

I have reviewed the accompanying balance sheets of Bagdad-Chase, Inc. as of June 30, 2008 and the related statements of income (loss) and accumulated deficit , and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bagdad-Chase, Inc.

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

Donald C. Collie, CPA
December 11, 2008

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

NOTE 2  PROPERTY AND EQUIPMENT

Non-producing mining and equipment consist of the following at June 30:

					Three Months Ended
					June 30,

					2008		2007
Non-producing mining properties		59,540		59,540
Equipment				13,835		13,835
					73,376		73,376
Less: Accumulated depreciation		(13,835)	(13,835)
					$59,540		$59,540


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

NOTE 3  REVENUES

The Company's entire gross revenue is derived from exploration income when the gold is sold at spot prices. Payments from exploration income are as follows:

					Three Months Ended
					June 30,

					2008		2007
Exploration Income			$37,730		$32,684



NOTE 4  MINING COSTS

The Company pays the Bureau of Land Management for mining claims in the Stedman Mining District of California, the Marshall Lake Mining District in Idaho and the Oro Bell Mining District in California. Collectively, all three mines contain gold, copper and silver mineralization. There are 243 lodes claims with an annual average of $125 fee paid to the Bureau of Land Management. Stedman Mining District has 197 claims, Marshall Lakes Mining District has 46 claims and Oro Bell Mining District has 0 claims. Annual claim costs increased from $100 in 2003 to $125 during 2004 and 2005. The Oro Belle had three patented claims all of which have been "mined out" by Viceroy in the Castle Mountain mine joint venture. Additionally, the Company has several patented mining claims on which there is no Bureau Land management rental costs; however, property taxes are paid on their claims.

					Three Months Ended
					June 30,

					2008		2007
Mining Costs				$0		$0


NOTE 5  RELATED PARTY TRANSACTIONS

The Company receives legal and administrative services from a firm in which a director of the Company is a principal. Also, the Company incurred annual office rent expense on a month-to-month basis, on a holdover status. Commencing April 2008, the Company pays monthly storage fees and basic telephone service to a shareholder.

					Three Months Ended
					June 30,

					2008		2007
Legal Fees				$6,627		$5,556
Annual Office Rent			$2,750		$2,200


NOTE 6  MARKETABLE EQUITY SECURITIES

The Company exchanged 5,000 shares of Viceroy Gold Corporation stock for 500 shares of Yamana Gold and 1,667 shares of Quest Capital
Corporation.

						Three Months Ended
						June 30,
Available for Sale Securities			2007		2008

Cost Basis Equity Securities			$83,085		$83,085
Allowance for Securities Fair Market Value  	($72,774)	($71,949)
Fair Market Value				$10,311		$11,136

Total gains (loss) in other income (loss)	$(1,387)	$(1,223)


NOTE 7  EXPLORATION AND DEVELOPMENT ACTIVITIES

No research and development has been conducted in the last three years related to mineral exploration. However, payments have been allocated in 2008 to board members for exploration in the Marshal Lake Mining District and the Stedman Mining District.


					Three Months Ended
					June 30,

					2008		2007
Exploration Costs			$6,852		$2,625


NOTE 8  SUBSEQUENT EVENTS

33+ acres of Oro Belle patented claims have been sold to the Castle Mountain Joint Venture for $50,000 and will be reflected in subsequent reporting.


<PAGE?

BAGDAD-CHASE, INC.
BALANCE SHEETS
(See Independent Accountant's
Review Report)
						Unaudited


					June 30, 2008	December 31, 2007

CURRENT ASSETS
Cash					 $10,765		$7,408

Marketable equity securities,
carried at aggregate cost		 83,085		 	83,085

Allowance for excess of cost of
Marketable equity securities over
market value (Notes 1 & 6)		(71,949) 	 	(72,088)


Prepaid mining costs         		  0			  0

Total current assets			 $21,901	 	$18,405

PROPERTY & EQUIPMENT - at cost
(Notes 1 & 2)				 $73,376		$73,375
Less accumulated depreciation		 (13,835)		(13,835)

					 $59,541		$59,540

OTHER ASSETS
	Deposits			  0			  0
	Total other assets		  0			  0

TOTAL ASSETS				 $81,4428		 $77,945


LIABILITIES AND STOCKHOLDERS' EQUITY



					June 30, 2008	December 31, 2007
CURRENT LIABILITIES
	Accounts Payable		      $  0		$1,809
	Accrued State Taxes		        800		   800

	   Total current liabilities	      $ 800		$2,609

STOCKHOLDERS' EQUITY
     Common stock, $1.00 par value:
	4,000,000 shares authorized:
	1,462,991 issued and outstanding    $1,462,991		$1,462,991

Paid in capital below par		   (1,168,986)		(1,168,955)

Accumulated deficit (Note 8)		    (213,363)		(218,701)

TOTAL STOCKHOLDERS' EQUITY		    $80,642		$75,335

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			    $81,442		$77,944


BAGDAD-CHASE, INC.
STATEMENTS OF INCOME
(See Independent Accountant's Review Report)



						Unaudited

					   Three Months Ended
						 June 30,

					2007			2008

EXPLORATION INCOME  (Note 3)		$22,989			$18,075



COSTS AND EXPENSES

Mining expenses (Note 4)		$0			$0
Exploration Costs (Note 7)		 2,625			 6,852
Depreciation (Note 2)			 0			 0
Registration Fees			 0			 0
Director fees				 0			 0
Newmont Records				 0			 0
Shareholder List			 0			 0
Resident Agent fee			 50			 0
Filing fee				 25			 25
Board Meeting				 1,800			 1,600
Bank Charges				 61			 24
Insurance				 0			 0
Interest Expense			 0			 0
Repair and maintenance			 520			 0
Office expense				 151			 261
Relocation and Storage			 0			 3,261
Legal fees (Note 5)			 5,556			 6,627
Professional fees			 300			 4,636
Rent (Note 5)				 500			 0
Taxes & licenses			 1,109			 633

					$12,697			$23,919

INCOME (LOSS) FROM OPERATIONS		$10,292			$(5,844)

OTHER INCOME (EXPENSE)
	Dividend income			$48			$40

	Unrealized loss on valuation
	of marketable equity securities	(1,387)			0

	Net realized gain (loss) on
	sale of current marketable
	equity securities (Note 6)	0			1,2230

INCOME (LOSS) BEFORE INCOME TAX		$8,953			$(4,581)


PROVISION (BENEFIT) FOR
INCOME TAX (Note 1)			0			0

NET INCOME (LOSS)			$8,953			$(4,581)


NET INCOME (LOSS) PER SHARE		 0.006			(0.003)

Number of shares of common stock used
to calculate earnings per share		1,462,991		1,462,991


BAGDAD-CHASE, INC.
STATEMENTS OF CASH FLOWS
(See Independent Accountant's Review Report)


						Unaudited

						   Three Months Ended
							  June 30,
						2007		2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)				$16,401		$5,338
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:

Depreciation					0		0

Decrease in current assets			0		0

Unrealized loss on valuation of current
marketable equity securities			1,387		1,082

Net realized (gain) loss on
sale of current marketable equity securities	(1,223)		0

Decrease (Increase)				0		0
in other assets/ mining costs

(Increase) decrease in:				0		0
Deferred tax benefit

Advance from Shareholder			$6,000		0

Increase (decrease) in
     accounts payable				(2,775)		(1,840)

Net Cash provided (Used)
by Operating Activities				$21,013		$3,357

CASH FLOWS FROM INVESTING ACTIVITIES:

	Adjustment for paid-in capital
						0		0

NET INCREASE (DECREASE) IN CASH			$21,013		$3,357


CASH AT BEGINNING OF PERIOD			$2,493		$7,408

CASH AT END OF PERIOD				$23,506		$10,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for taxes				0		0
Cash paid for interest				0		0


2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Precious metals spot prices have had a major move upward trend during second quarter 2008 which directly and proximately influenced the value of the Registrant's mines. However, until precious metals are extracted and refined that value is speculatory. Registrant determined that site visitors at the Bagdad Chase mine had been removing large quantities of precious metals without approval. In an effort to preserve the endangered desert tortoise, Registrant has secured the Stedman District from visitors and placed signs where any invited guests would mitigate the desert tortoise. While securing the District, Registrant located an active gold mine with a sistern, bucket line and ladder down into the mine shaft. The process used with similar to panning for free gold and even included a faucet to control the flow of water. Another major discovery during the securing of the Stedman District was stray munitions from nearby Twentynine Palms Marine Corps Training facilities. Although Registrant lacks the capital to actively mine its total mineral properties, the Board may consider mining a small portion thereof. There have been no reportable transactions during this Quarter.

Management has completed having the required historical documents, since the late 19th century, scanned for the Securities & Exchange Commission (SEC) to bring Company into full SEC compliance. Company has also hired a fully qualified PCAOB Donald Collie, CPA, as its Independent auditor.

The scanned documents and other Company maps and engineering were loaned to Dr. Delmer Ross, Department of History, La Sierra University, Riverside, California. Company who has completed for publication of a the most comprehensive and well researched history of the colorful Bagdad Chase mine and its 8-mile long Ludlow and Southern Railway ever written. The Bagdad Chase Mine and its Ludlow and Southern Railway has been approved for publication.

Additionally, management has cooperated in the highly successful Castle Mountain Mine joint venture gold and silver mining operation in Lanfair Valley, California. This Castle Mountain Mine joint venture involved the Oro Belle, Leslie Ann and Jumbo claims. The Castle Mountain Mine's reclamation of the "mined out" lands became the quintessential marriage of environmental preservation in the history of modern mining, winning the coveted Bureau of Land Management's "Friends of the Lands" award. The total reclamation is to be completed in 2008 with a plan for the completely restored lands to be added to the Mojave National Preserve for the enjoyment of future generations yet unborn. This proves that mining and the environment can live together in harmony.

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

BAGDAD CHASE, INC.
Date: February 10, 2009
By: /s/ Philip Buller
Philip Buller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bagdad Chase, Inc., and in the capacities and on the dates indicated.
Date			Title		Signature

February 10, 2009 	President	/s/ Philip Buller
					Philip Buller

February 10, 2009 	C.F.O.		/s/ George Rodda,Jr.
					George Rodda,Jr

Directors:

February 10, 2009	Director	/s/ Paul Buller
					Paul Buller

February 10, 2009	Director	/s/ Kermit Skeie
					Kermit Skeie

Certification
I, Phillip Buller, certify that:
1. I have reviewed this 2nd Quarter (2008) 10Q report of
Bagdad Chase,Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: February 10, 2009
/s/ Phillip Buller
Phillip Buller
President

Certification
I, George Rodda, Jr., certify that:
1. I have reviewed this 2nd Quarter (2008) 10Q report of
Bagdad Chase, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's reporting period that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Certified Public Accountant, PCAOB (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: February 10, 2009
/s/ George Rodda, Jr.
George Rodda
Chief Financial Officer

Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(18 U.S.C. section 1350, As Adopted) In connection with the Quarterly
Report of BAGDAD CHASE, INC. (the Company) on Form 10-Q for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Phillip Buller, President, and George Rodda, Jr., Chief Financial Officer of the Company, each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350, as adopted), that:
1. The Report fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: February 10, 2009
/s/ Phillip Buller 			/s/ George Rodda, Jr.
Phillip Buller				George Rodda, Jr.
President				Chief Financial Officer